Form 10-Q
period 2004-06-30
MSW ENERGY FINANCE CO II INC; MSW ENERGY HOLDINGS II LLC
filed 2004-08-13
CIK 1276517, 1276518

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

0001276518    MSW Energy Holdings II LLC          Delaware          13-3213489
0001276517    MSW Energy Finance Co. II, Inc.     Delaware          20-0400947

Commission    (Exact name of each registrant  (State or other   (I.R.S. Employer
   File         as specified in its charter)   jurisdiction of    Identification
  Number                                       incorporation or       Number)
                                                organization)

                        c/o American Ref-Fuel Company LLC
                             155 Chestnut Ridge Road
                           Montvale , New Jersey 07645
                             Phone No. 800-727-3835

 (Address, including zip code, and telephone number, including area code, of the registrants' principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

MSW Energy Holdings II LLC:      yes  [  ]   no  [X]
MSW Energy Finance Co. II, Inc:  yes  [  ]   no  [X]

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

MSW Energy Holdings II LLC:      None
MSW Energy Finance Co. II, Inc:  100 shares of Common Stock

Documents Incorporated by Reference:  None

MSW Energy Finance Co. II, Inc. meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

================================================================================
                                   DEFINITIONS

"Acquisition" refers to the agreement by MSW Energy Holdings to acquire Duke's
   50% membership interest in Ref-Fuel Holdings.
"AIGGIC" refers to AIG Global Investment Corp.
"American Ref-Fuel" refers to American Ref-Fuel Company LLC.
"ARC" refers to American Ref-Fuel Company LLC.
"ARC operating companies" refers to the subsidiaries of ARC that operate the waste-to-energy (WTE) facilities.
"CSFB Private Equity" refers to Credit Suisse First Boston Private Equity, Inc. "Duke" refers to Duke Energy Corporation.
"Duke Capital" refers to Duke Capital LLC.
"Erie" refers to Duke Energy Erie, LLC.
"Highstar" refers to Highstar Renewable Fuels LLC.
"Highstar I" refers to Highstar Renewable Fuels I LLC.
"Highstar II" refers to Highstar Renewable Fuels II LLC.
"Hudson" refers to MSW Energy Hudson LLC.
"LLC Agreement" refers to the limited liability company agreement of MSW Energy
   Holdings, dated June 24, 2003.
"MSW Acquisition" refers to MSW Energy Acquisition LLC.
"MSW Energy Holdings II" refers to MSW Energy Holdings II LLC.
"MSW Energy Holdings" refers to MSW Energy Holdings LLC.
"MSW Energy Finance" refers to MSW Energy Finance Co., Inc.
"MSW Merger" refers to MSW Merger LLC.
"MSW Transactions" refers to the June 30, 2003 acquisition by MSW Energy
  Holdings of Duke's 49.8% interest in Ref-Fuel Holdings and the December 12, 2003 merger of MSW Merger into UAE Holdings, resulting in the transfer of UAE's 50%interest in Ref-Fuel Holdings LLC.
"Ref-Fuel Holdings" refers to Ref-Fuel Holdings LLC.
"Senior Notes" refers to the 7 3/8 % Senior Secured Notes due 2010 of MSW Energy
  Holdings.
"UAE" refers to United American Energy Corp.
"UAE Holdings" refers to United American Energy Holdings Corp.

                                TABLE OF CONTENTS

Part I  FINANCIAL INFORMATION............................................................................................4
Item 1. Financial Statements.............................................................................................4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................24
Item 3. Quantitative and Qualitative Disclosures about Market Risk......................................................38
Item 4. Controls and Procedures.........................................................................................40
PART II OTHER INFORMATION...............................................................................................41
Item 1. Legal Proceedings...............................................................................................41
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.................................41
Item 3. Defaults Upon Senior Securities.................................................................................41
Item 4. Submission of Matters to a Vote of Security Holders.............................................................41
Item 5. Other Information...............................................................................................41
Item 6. Exhibits and Reports on Form 8-K................................................................................42



SIGNATURES



SAFE HARBOR STATEMENT
This Form 10-Q contains "forward-looking statements" intended to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item 2- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions.

Part I  FINANCIAL INFORMATION

Item 1. Financial Statements

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS
                                                                                JUNE 30, 2004    DECEMBER 31, 2003
                                                                               ----------------  -----------------
CURRENT ASSETS                                                                   (unaudited)
 Cash and cash equivalents                                                     $        53,121    $             2
 Restricted cash and short-term investments                                             71,591                  -
 Accounts receivable, net of allowance for doubtful
  accounts of $1,700 and $0, respectively                                               70,578                  -
 Prepaid expenses and other current assets                                              10,495                  8
                                                                               ---------------    ---------------
Total current assets                                                                   205,785                 10
                                                                               ---------------    ---------------

LONG-TERM ASSETS
 Property, plant and equipment, net                                                  1,215,423                  -
 Intangible assets, net                                                                560,909              9,078
 Goodwill                                                                              121,945                  -
 Investment in Ref-Fuel Holdings                                                             -            488,447
 Restricted cash and long-term investments                                              85,451                  -
 Other long-term assets                                                                  5,933                  -
                                                                               ---------------    ---------------
Total long-term assets                                                               1,989,661            497,525
                                                                               ---------------    ---------------
Total assets                                                                   $     2,195,446    $       497,535
                                                                               ===============    ===============

                         LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
 Accounts payable and other current liabilities                                $        44,308    $           263
 Current portion of long-term debt                                                      83,165                  -
 Accrued interest payable                                                               16,754              1,705
 Taxes Payable                                                                           2,728              1,044
                                                                               ---------------    ---------------
Total current liabilities                                                              146,955              3,012
                                                                               ---------------    ---------------

LONG-TERM LIABILITIES
 Long-term debt                                                                      1,242,292            225,000
 Deferred taxes                                                                        122,234            119,543
 Other long-term liabilities                                                           193,633                  -
                                                                               ---------------    ---------------
Total long-term liabilities                                                          1,558,159            344,543
                                                                               ---------------    ---------------
Total liabilities                                                                    1,705,114            347,555
                                                                               ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 13)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY (NOTE 3)                                  355,269                  -
                                                                               ---------------    ---------------

MEMBER'S EQUITY
   Total member's equity                                                               135,063            149,980
                                                                               ---------------    ---------------
   Total liabilities and member's equity                                       $     2,195,446    $       497,535
                                                                               ===============    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED, IN THOUSANDS)


                                                                                FOR THE THREE       FOR THE SIX
                                                                                 MONTHS ENDED       MONTHS ENDED
                                                                                   JUNE 30,           JUNE 30,
                                                                                     2004               2004
                                                                               ----------------   ----------------

REVENUES
   Waste disposal and related services                                          $       49,120     $       49,120
   Energy                                                                               22,319             22,319
   Other                                                                                 2,013              2,013
                                                                               ---------------    ---------------
       Total net revenues                                                               73,452             73,452

EXPENSES
  Operating                                                                             30,709             30,709
  Depreciation and amortization                                                         11,173             11,173
  General and administrative                                                             7,682              7,890
  Loss on asset retirements                                                                836                836
                                                                               ---------------    ---------------

       Operating income                                                                 23,052             22,844

Interest income                                                                            500                517

Interest expense                                                                       (12,664)           (17,158)

Equity in net earnings of unconsolidated
 affiliate - Ref-Fuel Holdings                                                           1,930              6,148

Minority interests in net income of subsidiaries                                        (8,133)            (8,133)

Other income, net                                                                          102                102
                                                                               ---------------    ---------------

Net income before income taxes                                                           4,787              4,320

Income taxes                                                                            (1,976)            (1,784)
                                                                               ---------------    ---------------

Net income                                                                               2,811              2,536

Other comprehensive income                                                                (211)              (211)
                                                                               ---------------    ---------------

Comprehensive income                                                            $        2,600     $        2,325
                                                                               ===============    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBER'S EQUITY

                            (UNAUDITED, IN THOUSANDS)





                                          MEMBER'S          OTHER COMPREHENSIVE
                                          INTEREST                INCOME                     TOTAL
                                        ------------       ---------------------           ----------

Balance, January 1, 2004                $   149,980        $                  -            $ 149,980
   Distribution to members                  (17,453)                                         (17,453)
   Unrealized gain on investments
    from the consolidation of
    Ref-Fuel Holdings                             -                         211                  211

   Comprehensive income                       2,536                        (211)               2,325
                                        ------------       ---------------------           ----------
Balance, June 30, 2004                  $   135,063        $                  -            $ 135,063
                                        ============       =====================           ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)


                                                                     FOR THE SIX
                                                                     MONTHS ENDED
                                                                    JUNE 30, 2004
                                                                   ----------------
Cash flows from operating activities
   Net income                                                          $  2,536

   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                       17,257
     Revenue contract levelization                                        3,844
     Equity earnings in unconsolidated affiliate - Ref-Fuel
      Holdings                                                           (6,148)
     Distributions from unconsolidated affiliate - Ref-Fuel              31,500
      Holdings
     Minority interest in consolidated subsidiaries                       8,133
     Loss on asset retirements                                              836
   Changes in assets and liabilities
     Accounts receivable, net                                               736
     Prepaid expenses and other current assets                            1,110
     Other long-term assets                                               1,796
     Accounts payable and other current liabilities                       3,118
     Accrued interest payable                                            (6,540)
     Other long-term liabilities                                            796
                                                                       --------
Net cash provided by operating activities                                58,974
                                                                       --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Change in restricted cash and investments, net                     (17,900)
     Additions of property, plant and equipment                          (4,943)
     Proceeds from sale of assets                                            20
     Additional investment in unconsolidated affiliate - Ref-Fuel
      Holdings                                                              (75)
     Cash from consolidation of unconsolidated subsidiary (Note 1)       40,238
                                                                       --------
Net cash provided by investing activities                                17,340
                                                                       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments for financing costs                                           (25)
     Payments on long-term debt                                          (5,717)
     Distributions paid to member                                       (17,453)
                                                                       --------
Net cash (used in) financing activities                                 (23,195)
                                                                       --------
Net increase in cash and cash equivalents                                53,119
Cash and cash equivalents, beginning of period                                2
                                                                       --------
     Cash and cash equivalents, end of period                          $ 53,121
                                                                       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

MSW Energy Holdings II LLC (MSW Energy Holdings II and collectively hereinafter with its subsidiaries, referred to as the Company), a Delaware limited liability company formed in August 2003 and its wholly-owned subsidiary, MSW Energy Finance Co. II, Inc. (MSW Finance II), a Delaware corporation, were formed for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC (MSW Merger), the Company's indirect parent, with and into United American Energy Holdings Corp. (UAE Holdings Corp.) (known as the UAE Merger). After the UAE Merger, UAE Ref-Fuel II Corp. (UAE Ref-Fuel II), a Delaware corporation, an indirect subsidiary of UAE Holdings, became a subsidiary of MSW Energy Holdings II. The UAE Merger was completed on December 12, 2003 (see Note 3). After completion of the UAE Merger, MSW Energy Holdings II held a direct 49.9% capital interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) and wholly owns UAE Ref-Fuel II, which owned a 0.1% capital interest in Ref-Fuel Holdings. Both interests were contributed to MSW Energy Holdings II by UAE Holdings. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel Company LLC (ARC, American Ref-Fuel or ARC LLC). American Ref-Fuel, through subsidiaries owns and operates six waste-to-energy facilities in the United States of America. From inception (August 20, 2003) through December 12, 2003, MSW Energy Holdings II did not have any operations, other than incurring interest on its debt.

MSW Finance II was organized in November 2003, for the sole purpose of acting as co-issuer with MSW Energy Holdings II of $225.0 million aggregate principal amount of 7 3/8% senior secured notes due September 1, 2010 (Senior Notes). Other than serving as co-issuer, MSW Finance II does not conduct operations of its own and has no assets.

On April 30, 2004, MSW Energy Holdings II's indirect owner, UAE Holdings Corp., entered into a series of transactions (Equalization Transactions) which changed its ownership structure. As a result, UAE Holdings Corp. is now owned 60% by affiliates of Credit Suisse First Boston Private Equity, Inc.(CSFB Private Equity), and 40% by entities managed by AIG Global Investment Corp. (AIGGIC).

Also as a result of the Equalization Transactions, MSW Energy Holdings LLC (MSW Energy Holdings), which holds a 49.8% membership interest in Ref-Fuel Holdings, is owned (i) 60% by MSW Acquisition LLC, an affiliate of CSFB Private Equity,
(ii) 39.99% collectively by entities managed by AIGGIC, and (iii) 0.01% by UAE Holdings Corp., who was named the managing member.

The Equalization Transactions resulted in CSFB Private Equity affiliates collectively owning a 59.88% indirect interest in Ref-Fuel Holdings and AIGGIC affiliates collectively owning a 39.92% indirect interest in Ref-Fuel Holdings.

After the Equalization Transactions, UAE Holdings Corp. controls the operations of Ref-Fuel Holdings as 99.8% of the interests in Ref-Fuel Holdings are owned by the Company and MSW Energy Holdings as of April 30, 2004. As a result, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for two months, and the balance sheet as of June 30, 2004.

The Company's sole source of operating cash flow relates to its indirect 50% membership interest in Ref-Fuel Holdings. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel.

American Ref-Fuel owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, American Ref-Fuel owns or controls six waste-to-energy facilities located in the northeastern United States, which we refer to as the ARC operating facilities. The subsidiaries of American Ref-Fuel that operate the ARC operating facilities (the ARC operating companies) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by those facilities. ARC subsidiaries include: (a) American Ref-Fuel Company (Ref-Fuel Management); (b) TransRiver Marketing Company, L.P. (TransRiver); (c) American Ref-Fuel Company of Hempstead (Hempstead); (d) American Ref-Fuel Company of Essex County (Essex); (e) American Ref-Fuel Company of Southeastern Connecticut (Seconn); (f) American Ref-Fuel Company of Niagara, L.P. (Niagara); (g) American Ref-Fuel Company of Semass, L.P. (Ref-Fuel Semass);
(h) American Ref-Fuel Operations of Semass, L.P. (Semass Operator); (i) American Ref-Fuel Company of Delaware Valley, L.P. (Delaware Valley) (collectively referred to as the American Ref-Fuel Partnerships).

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the period presented. The accounting policies followed during interim periods reported are in conformity with accounting principles generally accepted in the United States of America; however, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company believes that the disclosures included are adequate and provide sufficient information. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for a full year.


2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include accounts of MSW Energy Holdings II, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004 is consolidating its results. All significant intercompany transactions and accounts have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year to conform to the current year's presentation.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (a) reported amounts of assets and liabilities at the date of the financial statements; (b) disclosures of contingent assets and liabilities at the date of the financial statements; and
(c) the reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets, allowances for doubtful accounts receivable, estimated useful lives and fair value adjustments of net tangible and intangible assets, liabilities for self-insurance and certain landfill liabilities. Such estimates are revised as necessary when additional information becomes available. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash balances and unrestricted short-term investments with original maturities of three months or less.

RESTRICTED CASH AND INVESTMENTS

The Company is required to maintain cash and investment balances that are restricted by provisions of its debt, operational or lease agreements. These amounts are held by financial institutions in order to comply with contractual provisions requiring such reserves.

Restricted cash and investments are invested in accounts earning market rates; therefore, the carrying value approximates fair value. Restricted cash and investments are excluded from cash and cash equivalents in the accompanying financial statements, and changes in these assets are characterized as investing activities in the consolidated statements of cash flows. Restricted cash and investments include certain investments stated at amortized cost, which approximates market, including debt securities that are classified as ''held-to-maturity'' because the Company has the intent and ability to hold the securities to maturity. The Company accounts for marketable securities in accordance with SFAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of this statement, investments that are classified as available-for-sale are marked to market with unrealized gains and losses reported as a component of other comprehensive income.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. The Company provides for depreciation of its assets using the straight-line method over the estimated useful lives.

Routine repairs and maintenance are charged against current operations. Expenditures that increase value, increase capacity or extend useful lives are capitalized.

When property and equipment are retired, sold, or otherwise disposed of, the cost, net of accumulated depreciation, is removed from the accounts and any resulting gain or loss is included in operating income for the period.

The Company maintains a supply of various spare parts integral to its operations. Certain spare parts that are not expected to be used within the upcoming year have been classified as long-term spare parts inventory within property, plant and equipment.

Landfill costs, including original acquisition cost and incurred construction costs, are amortized over the estimated capacity of the landfill based on a per-unit basis as landfill space is consumed.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", management periodically reviews long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If factors indicate that an asset should be evaluated for possible impairment, management compares estimated undiscounted future operating cash flows associated with the asset to its carrying amount. If the carrying amount of the asset is greater than undiscounted future operating cash flows, an impairment loss is calculated and recognized. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

GOODWILL

Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of Financial Accounting Standard
(FAS) No. 142, "Goodwill and Other Intangible Assets", the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flows approach.

INTANGIBLE ASSETS

Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from eight to twenty years.

Waste contract intangibles represent the amount by which the contract rates in long-term waste sales contracts held by Hempstead exceeded fair value on the dates that the partnership was acquired. These contract related intangibles are being amortized into income as a reduction of waste revenues on a straight-line basis through 2009, the term of the applicable contracts.

The Company has intangible assets relating to Nitrous Oxide (NOx) emission allowances. These assets have indefinite lives and, as such, are not amortized. Consistent with all the Company's intangible assets, these are reviewed under the provisions of FAS 142 for potential impairment on an annual basis.

Deferred financing costs represent certain capitalizable costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt.

EQUITY METHOD INVESTMENT

The Company's investment in Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include the Company's share of net earnings in "Equity in net earnings of Ref-Fuel Holdings" for the period up to April 30, 2004.

OTHER LIABILITIES

Other current and other long-term liabilities primarily consist of (a) fair value adjustments related to certain operating leases and long-term waste contracts acquired by the Company; (b) deferred revenue; (c) accruals for certain long-term incentive plans; and (d) energy contract levelization (see
Note 10).

The fair value adjustment related to the operating lease represents the amount by which future rent payments on the Delaware Valley facility lease exceeded the fair market value of that facility as of the acquisition dates. This amount is being amortized as a decrease in facility rent expense on a straight-line basis through 2019, the end of the associated lease.

The fair value adjustment related to the acquired long-term waste contracts represents the amount by which costs of disposal and processing of waste delivered pursuant to certain long-term waste contracts held by Semass Partnership and Essex exceeded estimated contract revenues at their respective acquisition dates. These costs are being amortized as an increase to waste disposal revenues using the straight-line method over the term of the applicable contracts.

Landfill closure and postclosure costs are also included in other long-term liabilities. The Company accrues landfill closure and postclosure costs as the remaining permitted space of the landfill is consumed over the expected life cycle of the landfill.

The Company is accounting for the long-term power contracts at the Semass Partnership in accordance with EITF Issues 91-6 "Revenue Recognition of Long-Term Power Sales Contracts" and EITF 96-17 "Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms", which require the Company to recognize power revenues under these contracts as the lesser of (a) amounts billable under the respective contracts; or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

REVENUE RECOGNITION

The Company recognizes revenue from two major sources: waste disposal services and energy production. Revenue from waste disposal services is recognized as waste is received, and revenue from energy production is recognized as the energy is delivered.

CONCENTRATION OF CREDIT RISK

The Company invests excess cash and funds held in trust in bank deposit accounts, commercial paper, certificates of deposit and money market investments with a limited number of financial institutions.

The Company has exposure to credit risk in accounts receivable as the Company disposes of waste for and sells power to a limited number of customers. The Company believes adequate reserves are maintained for potential credit losses. Furthermore, these and other customers are primarily located in the northeastern region of the United States of America.

UNAMORTIZED DEBT PREMIUM

Unamortized debt premium represents the increase in the fair value of the Company's debt recorded as a result of the UAE Merger. These costs are amortized to interest expense over the life of the related debt using the effective interest method.

INCOME TAXES

As the Company is a limited liability company, it is not directly subject to Federal and State income taxes; rather its income or loss is required to be included in the income tax returns of its member. The Company's member, UAE Holdings, is a C corporation for tax purposes. For the period ended June 30, 2004, the Company's provision reflects the C corporation taxes that its member is responsible for on the income of the Company.

The Company accounts for income taxes under the asset and liability method. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

The operating results of the Company will be included on the income tax return of the Company's member. Accordingly, the income tax payable on the accompanying consolidated balance sheet at June 30, 2004 will not be paid by the Company; however, it will be included along with the results of the member itself and other subsidiaries of the Company's member in determining the income tax liability, if any, of its member. (See Note 11).

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless disclosed otherwise, all other financial instruments of the Company are stated at cost, which management believes approximates fair market value.

PUSH-DOWN ACCOUNTING

Upon consummation of the UAE Merger and taking into account the MSW Energy Holdings' June 30, 2003 acquisition of membership interests in Ref-Fuel Holdings, the Control Group owns, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and exercise voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting", requires that Ref-Fuel Holdings' financial statements reflect this change in ownership. Accordingly, the aggregate excess of purchase price over the net assets acquired by the Company was pushed-down to Ref-Fuel Holdings and its subsidiaries on December 12, 2003.

Prior to push-down on December 12, 2003, identifiable intangible assets were included in ''Investment in Ref-Fuel Holdings'' on the Company's consolidated balance sheet and were amortized on a straight-line basis over their estimated useful lives. As a result of push-down accounting, the excess of the purchase price paid by the Company over the Company's share of members' equity of Ref-Fuel Holdings on the acquisition date has been allocated to the Company's proportionate share of the fair value of the assets acquired and liabilities assumed, based on an independent valuation of Ref-Fuel Holdings (see Note 3).

3. ACQUISITION OF MEMBERSHIP INTERESTS IN REF-FUEL HOLDINGS

On December 12, 2003, MSW Merger, the Company's indirect parent prior to the merger, effected the merger with and into UAE Holdings Corp. contemplated by an agreement and plan of merger dated as of August 22, 2003 (the UAE Merger) pursuant to which the members of MSW Merger became the sole stockholders of UAE Holdings Corp., a company whose primary asset is its direct wholly-owned subsidiary, UAE Corp. At the same time the Company's direct parent prior to the merger, MSW Intermediate Merger LLC, merged with and into UAE Ref-Fuel LLC, an indirect wholly-owned subsidiary of UAE Corp., and UAE Ref-Fuel contributed to the Company its direct 49.9% capital interest in Ref-Fuel Holdings and all of its interest in UAE Ref-Fuel II, which owns a 0.1% capital interest in Ref-Fuel Holdings, which resulted in an allocated purchase price attributable to Ref-Fuel Holdings of $364.7 million recorded as a contribution to member's equity. As a result of the UAE Merger, the Company is wholly owned indirectly by UAE Holdings Corp.

On December 12, 2003, immediately following these transactions, the Company transferred to its new indirect owner, UAE Corp., the net proceeds of $220.5 million of the Senior Notes. These funds, along with additional capital contributions to MSW Merger, were used to fund the UAE Merger. At closing, UAE Corp. assumed an obligation under the ARC equity contribution agreement.

The Company's share of members' equity of Ref-Fuel Holdings acquired as of December 12, 2003 was $162.5 million. As required by push-down accounting, the excess purchase price of approximately $202.2 million has been allocated to the Company's proportionate share of the fair values of the assets acquired and liabilities assumed based on an independent valuation of Ref-Fuel Holdings tangible assets, property, plant and equipment, identifiable intangible assets and debt. The amounts allocated to tangible and intangible assets are amortized using the straight-line method over the estimated useful lives of the underlying assets or obligations ranging from ten to twenty years. Debt is being amortized based on the effective interest rate method over the life of the obligations.

A summary of the allocation of purchase price to the fair value of the assets acquired assumed by the Company and the Company's underlying investment in Ref-Fuel Holdings' members' equity December 12, 2003 is as follows (in thousands):

     Ref-Fuel Holdings' members' equity acquired           $ 162,488
     Fixed assets and other adjustments                       74,395
     Identifiable intangible assets, net                     140,433
     Goodwill and other assets                               (14,225)
     Other long-term assets                                   (2,891)
     Long-term debt                                          (20,341)
     Other long-term liabilities                              24,852
                                                           ----------
       Allocated purchase price contributed                $ 364,711
                                                           ==========

As described in Note 1, the Equalization Transactions were consummated on April 30, 2004 and, as a result of these transactions, the Company's interest in Ref-Fuel Holdings is a controlling interest, which requires consolidation.

PRO FORMA INFORMATION

The following results represent the pro forma results as if MSW Energy Holdings II acquisition of its interests in Ref-Fuel Holdings and Equalization Transactions had occurred on January 1, 2003. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition and the Equalization Transactions actually occurred.
(In thousands):

                                                  PRO FORMA FOR   PRO FORMA FOR
                                                     THE SIX         THE SIX
                                                   MONTHS ENDED    MONTHS ENDED
                                                  JUNE 30, 2004   JUNE 30, 2003
                                                  --------------  --------------
REVENUES
 Waste disposal and related services               $    138,616    $    137,199
 Energy                                                  63,885          67,525
 Other                                                    8,488           5,487
                                                  --------------  --------------
Total net revenues                                      210,989         210,211
                                                  --------------  --------------
EXPENSES
 Operating                                              104,031          99,235
 Depreciation and amortization                           34,016          34,357
 General and administrative                              22,387          23,555
 Loss on asset retirements                                1,178           1,838
                                                  --------------  --------------
Operating income                                         49,377          51,226
Interest income                                           1,501           1,548
Interest expense                                        (32,040)        (36,934)
Loss on early extinguishment of debt                          -          (3,292)
Minority interests in net income of subsidiaries        (14,738)        (11,502)
Other income (expenses), net                                  6             (34)
                                                  --------------  --------------
Income before taxes                                       4,106           1,012
Income taxes                                             (1,784)           (418)
                                                  --------------  --------------
Net income                                         $      2,322    $        594
                                                  ==============  ==============


4. EQUITY INVESTMENT IN REF-FUEL HOLDINGS

Prior to the Equalization Transactions, the Company recorded its investment in Ref-Fuel Holdings as an equity investment. Ref-Fuel Holdings condensed financial information prior to April 30, 2004 is included for informational purposes.

Summarized condensed balance sheet information of Ref-Fuel Holdings, is as follows (in thousands):

                                         AS OF                    AS OF
                                     APRIL 30, 2004        DECEMBER 31, 2003
                                     --------------        -----------------
                                       (UNAUDITED)

Current assets                       $     177,397           $     233,151
Noncurrent assets                        1,879,198               1,894,757
Current liabilities                        147,068                 133,358
Noncurrent liabilities                   1,218,780               1,253,250
Members' Equity                            690,747                 741,300

Summarized statement of operations information for Ref-Fuel Holdings is as follows (unaudited, in thousands):

                                                     FOR THE FOUR
                                                     MONTHS ENDED
                                                    APRIL 30, 2004
                                                   ---------------
                                                     (UNAUDITED)
Revenues                                            $     137,537
Operating income                                           26,534
Net earnings                                               12,753
Company's equity in net earnings                            6,148


5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                              USEFUL LIFE     JUNE 30, 2004    DECEMBER 31, 2003
                            ---------------- ---------------  ------------------
                                               (UNAUDITED)

 Plant and equipment           2-50 years     $   1,156,585    $              -
 Land                                                 3,813                   -
 Leasehold improvements      Up to 17 years          39,534                   -
 Landfill                       13 years             15,470                   -
 Spare parts                                         12,253                   -
 Construction in progress                            21,811                   -
                                             ---------------  ------------------
 Total property, plant and
  equipment                                       1,249,466                   -
                                             ---------------  ------------------

 Accumulated depreciation                           (34,043)                  -
                                             ---------------  ------------------
 Property, plant and
  equipment, net                              $   1,215,423    $              -
                                             ===============  ==================

6. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                              USEFUL LIFE     JUNE 30, 2004    DECEMBER 31, 2003
                            ---------------- ---------------  ------------------
                                               (UNAUDITED)


Energy contracts               6-16 years     $     522,430    $              -
Waste contracts                  6 years             23,600                   -
Financing costs                  6 years              9,241               9,216
Emissions credits              Indefinite            38,930                   -
Other intangibles              Indefinite             3,579                   -
                                             ---------------  ------------------
                                                    597,780               9,216
Accumulated amortization                            (36,871)               (138)
                                             ---------------  ------------------
Intangible assets, net                        $     560,909    $          9,078
                                             ===============  ==================


7.   Goodwill

Goodwill consists of the following (in thousands):

                                              JUNE 30, 2004    DECEMBER 31, 2003
                                             ---------------  ------------------
                                               (UNAUDITED)

Beginning balance                             $           -    $              -
Goodwill from the consolidation of Ref-Fuel
 Holdings                                           121,945                   -
                                             ---------------  ------------------
Ending balance                                $     121,945    $              -
                                             ===============  ==================


8.   Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in thousands):

                                              JUNE 30, 2004    DECEMBER 31, 2003
                                             ---------------  ------------------
                                               (UNAUDITED)
Accounts payable                              $      30,495    $            263
Incentive plan accruals                               3,783                   -
Compensation liabilities                              5,500                   -
Other                                                 4,530                   -
                                             ---------------  ------------------
                                              $      44,308    $            263
                                             ===============  ==================

9.   FINANCING ARRANGEMENTS

Long-term debt obligations of the Company consist of the following (in thousands):
                                                                                            JUNE 30,           DECEMBER 31,
                                                                                              2004                 2003
                                              INTEREST RATE                               ------------         ------------
                                              (AVERAGE RATE)       FINAL MATURITY          (UNAUDITED)


    Senior Notes                                  7.375%                2010              $   225,000          $   225,000
                                                                                          ------------         ------------

 Ref-Fuel Holdings debt
    ARC Senior Notes                               6.26%                2015                  253,300                    -
    Niagara Series 2001                        5.45 - 5.625%            2015                  165,010                    -
    Seconn Corporate Credit Bonds               5.50%-6.45%             2022                   43,500                    -
    Hempstead Corporate Credit Bonds               5.00%                2010                   42,670                    -
    Hempstead project debt                      4.40%-5.00%             2009                  133,278                    -
    Essex project debt                          5.32%-7.48%             2020                  108,662                    -
    Seconn project debt                        5.125%-5.50%             2015                   53,499                    -
    Semass Series 2001A                        5.50%-5.625%             2016                  134,345                    -
    Semass Series 2001B                         5.00%-5.50%             2010                  104,385                    -
                                                                                          ------------         ------------
       Subtotal                                                                             1,038,649                    -
                                                                                          ------------         ------------

    Other obligations                                                                             308                    -
                                                                                          ------------         ------------

 Total debt at par value                                                                    1,263,957              225,000


    Unamortized debt premium, net                                                              61,500                    -
    Current portion                                                                           (83,165)                   -
                                                                                          ------------         ------------

 Total long-term debt obligations                                                         $ 1,242,292          $   225,000
                                                                                          ============         ============

In November 2003, the Company, jointly and severally with MSW Finance II, issued $225.0 million aggregate principal amount of 7 3/8% senior secured notes due 2010 (Senior Notes). Interest on the Senior Notes accrues at 7 3/8% per annum, beginning from the date of issuance and is payable on March 1st and September 1st of each year, commencing on March 1, 2004. Interest only is payable throughout the term of the Senior Notes with principal and unpaid interest payable at maturity on September 1, 2010. Holders of Senior Notes may require the Company to repurchase the Senior Notes upon a change in control or if the Company receives any proceeds from certain financings or asset sales by Ref-Fuel Holdings and its subsidiaries.

The indenture for the Senior Notes provides for certain restrictive covenants including, among other things, restrictions on incurrence of indebtedness, certain payments to related and unrelated parties, acquisitions and asset sales.

Certain of the debt agreements held by the Company contain restrictions on cash distributions and new borrowings. Substantially all of the assets and revenues of the facilities owned or controlled and operated by subsidiaries of the Company are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation the Ref-Fuel Holdings debt would be repaid prior to the repayment of the Senior Notes.


10.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

                              AMORTIZATION
                                PERIOD
                                (YEARS)       JUNE 30, 2004    DECEMBER 31, 2003
                              ------------   ---------------   -----------------

Long-term waste contracts
 acquired                         9-17        $     123,850     $             -
Operating lease acquired           14                42,094                   -
Energy contract levelization       12                12,803                   -
Landfill liabilities               13                10,455                   -
Deferred revenue                  8-20                3,071                   -
Long-term incentive plan
 accruals                                             1,360                   -
                                             ---------------   -----------------
                                              $     193,633     $             -
                                             ===============   =================

See Note 15 for amortization of certain other long-term liabilities.


11.  Income Taxes

The components of the provision (benefit) for income taxes, for the six months ended June 30, 2004 consist of the following (in thousands):

                                                                  JUNE 30, 2004
                                                                ----------------

      Current provision                                         $         1,683
      Deferred provision                                                    101
                                                                ----------------

                                                                $         1,784
                                                                ================


A reconciliation of the statutory federal income tax expense with the Corporation's actual effective combined federal and state income tax expense for the six months ended June 30, 2004 is as follows (in thousands):

                                                                  JUNE 30, 2004
                                                                ----------------

      Statutory federal income tax rate                                   35.00%
      State tax rate, net of federal benefit                               5.24%
      Other                                                                1.06%
                                                                ----------------

      Total combined effective federal and state income tax rate          41.30%
                                                                ================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred income tax liability included in the consolidated financial statements as of June 30, 2004 is comprised of $119.4 million attributable to the Company's investment in Ref-Fuel Holdings and $2.8 million attributable to the subsidiaries of Ref-Fuel Holdings investments in the ARC operating companies.


12. OPERATIONAL AND OTHER AGREEMENTS

The facilities at Hempstead, Essex, Seconn, Semass and Delaware Valley operate under various long-term service agreements, the terms of which extend from 2009 through 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements.

Duke Energy Corporation (Duke) and Allied Waste Industries, Inc. (Allied) are each obligated to fund one-half of certain cash shortfalls and other liabilities of Essex arising out of operating the project, including certain environmental claims. Essex and ARC LLC entered into agreements with Duke and Allied requiring Essex and ARC LLC to reimburse, indemnify and defend Duke and Allied from any liability in respect to these obligations.

With respect to the Delaware Valley facility, ARC LLC has guaranteed amounts payable by Delaware Valley pursuant to certain agreements. ARC LLC has guaranteed through 2006 for the benefit of the Delaware County Solid Waste Authority amounts arising out of, or relating to any failure of Delaware Valley under its service agreement. In conjunction with the acquisition of the facility, ARC LLC also provided an indemnity to the sellers of the facility from all environmental damages as a result of remedial action and releases or threatened releases of hazardous substances at the facility.

In order to provide ARC LLC with an additional source of funds to meet calls on its project support obligations, MSW Energy Holdings and UAE Holdings Corp. entered into the Equity Contribution Agreement pursuant to which each of them have agreed to provide up to $50 million in equity capital to ARC LLC.


13. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL AND REGULATORY RISK

The Company operates in an environmentally sensitive industry and is subject to extensive federal, state and local laws and regulations adopted for the protection of the environment. The laws and regulations primarily applicable to the Company are those related to discharge of emissions into the air and management of solid waste but can also include those related to water use, discharges to water, wetlands preservation and hazardous waste management. Certain of these laws have extensive and complex requirements relating to obtaining construction and operating permits, monitoring, record keeping and reporting. While management believes that it is in substantial compliance with permits and other applicable environmental laws relating to the Company, its facilities, from time to time, may not be in full compliance with all such laws.

Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. The Company incurs operating costs and capital expenditures related to various environmental protection and monitoring programs. Such expenditures have not had a material adverse effect on the Company's consolidated financial position or results of operations. However, federal, state and local regulatory authorities may consider proposals to restrict or tax certain emissions, which proposals, if adopted, could impose additional costs on the operation of the Company.

LANDFILL AGREEMENTS
Semass Partnership, a subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco).

Beginning in May 1997 Wankinco provided several notices purportedly terminating the lease on the CMW Landfill based upon an allegation that the lease term automatically expired due to alleged failures to strictly comply with the terms of the lease. In June 1997, Semass Partnership and CMW filed suit against Wankinco and A. D. Makepeace Company, Inc., Wankinco's parent company, seeking a declaratory judgment that Semass Partnership and CMW may continue to operate the CMW Landfill. Trial of the matter before the court was completed in 2001 and a decision was received by the Company in December 2002, which decided virtually all issues in favor of the Semass Partnership. The Semass Partnership avoided both forfeiture of possession and any liability for damages due to landfill operations. Wankinco appealed in January 2003, and the parties are currently awaiting a decision from the appellate court. Apart from this decision, the Semass Partnership and Wankinco continue litigating several other actions involving regulatory issues at the landfill.

Management believes that the ultimate resolution of these matters will not have a material adverse impact on the results of operations, future cash flows or financial position of the Company.

In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership's obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the years ended December 31, 2003 and 2002, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages.

By letter dated February 10, 2004, Wankinco alleged a default under the Settlement Agreement and the lease on the CMW Landfill, related to an alleged failure by Semass Operator to properly fund a $125,000 quarterly deposit. Management believes that the deposit was properly made, that no default exists under the Settlement Agreement or lease, and that the ultimate resolution of this matter will not have a material adverse impact on the results of operation, future cash flows or financial position of the Semass Partnership or the Company.

FUTURE MINIMUM PAYMENTS UNDER OPERATING LEASES

Delaware Valley leases the Delaware Valley Project pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley (and ARC LLC by virtue of a guaranty) become obligated to pay a contractually specified "stipulated loss" value that declines over time and which was approximately $177.4 million as of June 30, 2004.

The Company also leases office space for its Montvale, New Jersey headquarters pursuant to an operating lease expiring in August 2007.

OTHER MATTERS

The Company is involved in various claims or litigation in the ordinary course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a material adverse impact on the future results of operations, cash flows or financial position of the Company.

The Company is required to provide financial assurance to government agencies under applicable environmental and procurement regulations relating to the landfill operations and waste disposal contract.


14. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company's subsidiaries hold insurance policies with affiliates of AIGGIC, for which the AIGGIC affiliated insurance companies receive customary annual premiums.


15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Depreciation and amortization expense included in the Statements of Cash Flows for the six months ended June 30, 2004 consists of the following expenses (revenues) (in thousands):



     ASSET / LIABILITY                  STATEMENT OF OPERATIONS                JUNE 30, 2004
-----------------------------    ---------------------------------------       -------------
Property, plant and equipment    Depreciation and amortization (1)              $    11,173
Energy contracts                 Energy revenues                                      9,603
Long-term waste contracts        Waste disposal and related services                 (2,271)
Lease                            Operating expenses (rent expense)                      549
Debt                             Interest expense                                    (1,791)
Deferred revenue                 Waste disposal and related services and
                                 energy revenues                                         (6)
                                                                               -------------
Total                                                                           $    17,257
                                                                               =============
(1) Includes amortization of intangible assets.

Noncash investing and financing activities:
Cash from the consolidation of Ref-Fuel Holdings at April 30, 2004              $    40,238

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion contains forward-looking statements. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Risk Factors," below. The following should be read in conjunction with the financial statements and related notes included elsewhere in this report. As of April 30, 2004 we hold a 50% indirect controlling membership interest in Ref-Fuel Holdings and the results of operations have been consolidated from that period.

The following is a discussion of the financial condition and results of operations for the three and six months ended June 30, 2004. This discussion should be read in connection with our historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003, as well as the historical financial statements of Ref-Fuel Holdings and the supplemental pro forma information that follows.

GENERAL

We were formed in August 2003 and acquired our interest in Ref-Fuel Holdings in December 2003. Because we were not yet in existence, there are no financial results for the second quarter of 2003 comparable to the data for the second quarter of 2004.

The following summarizes the historical financial information for MSW Energy Holdings II as of and for the three and six months ended June 30, 2004 (unaudited, in thousands):

                                                FOR THE THREE      FOR THE SIX
                                                 MONTHS ENDED      MONTHS ENDED
                                                JUNE 30, 2004     JUNE 30, 2004
                                               ---------------   ---------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                    $      73,452     $      73,452
Equity in net earnings of Ref-Fuel Holdings             1,930             6,148
Operating expenses                                    (30,709)          (30,709)
Depreciation and amortization expense                 (11,173)          (11,173)
Administrative and general expense                     (7,682)           (7,890)
Loss on asset retirement                                 (836)             (836)
Interest income                                           500               517
Interest expense                                      (12,664)          (17,158)
Minority interest in net income of subsidiaries        (8,133)           (8,133)
Other income, net                                         102               102
Income taxes                                           (1,976)           (1,784)
                                               ---------------   ---------------
Net income                                      $       2,811     $       2,536
                                               ===============   ===============

CASH FLOW DATA:
Cash provided by operating activities                             $      58,974
Cash provided by investing activities                                    17,340
Cash used in financing activities                                       (23,195)

BALANCE SHEET DATA (AT JUNE 30, 2004):
Total assets                                                      $   2,195,446
Total debt                                                            1,325,457
Minority interest in consolidated subsidiaries                          355,269
Total member's equity                                                   135,063


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

     NET REVENUES. Net revenues of $73.5 million for the three months ended June 30, 2004 represent the consolidated results of operations of Ref-Fuel Holdings for the two-month period ended June 30, 2004. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. These revenues represent $49.1 million of waste disposal and related services revenue, $22.4 million of energy revenue and $2.0 million of other revenue.

     EQUITY IN EARNINGS OF REF-FUEL HOLDINGS. Equity in net earnings of Ref-Fuel Holdings represents our share in the net earnings of Ref-Fuel Holdings for the month of April 2004, of $1.9 million. Prior to the Equalization Transactions, which were consummated on April 30, 2004, we accounted for our investment under the equity method of accounting. As a result of these transactions, we are consolidating these results after April 30, 2004.

     OPERATING EXPENSES. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the operating expenses of $30.7 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' operational expenses for the two months ended June 30, 2004.

     DEPRECIATION AND AMORTIZATION EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the depreciation and amortization expense of $11.2 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' depreciation and amortization expenses for the two months ended June 30, 2004.

     ADMINISTRATIVE AND GENERAL EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the administrative and general expense of $7.7 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' general and administrative expenses of $6.9 million for the two months ended June 30, 2004, and $0.8 million attributable to MSW Energy Holdings II's other activities.

     LOSS ON ASSET RETIREMENT. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the loss on asset retirement of $0.8 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' loss for the two months ended June 30, 2004.

     INTEREST INCOME. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the majority of the interest income of $0.5 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' interest income for the two months ended June 30, 2004.

     INTEREST EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the interest expense of $12.7 million for the three months ended June 30, 2004 represents Ref-Fuel Holdings' interest expense in the amount of $8.2 million for the two months ended June 30, 2004, and the interest expense for the three months ended June 30, 2004 attributable to the 2010 Senior Notes of $ 4.5 million.

     OTHER INCOME. Other income of $0.1 million for the three months ended June 30, 2004 represents the realized gain from the sale of an investment held for sale $0.09 million and an insurance refund $0.02 million associated with Ref-Fuel Holdings.

     INCOME TAXES. Income taxes expense of $2.0 million for the three months ended June 30, 2004, represents the tax liability using the effective tax rate of 41.3% for the quarter.


FOR THE SIX MONTHS ENDED JUNE 30, 2004

     NET REVENUES. Net revenues of $73.5 million for the six months ended June 30, 2004 represent the consolidated results of operations of Ref-Fuel Holdings for the two-month period ended June 30, 2004. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. These revenues represent $49.1 million of waste disposal and related services revenue, $22.4 million of energy revenue and $2.0 million of other revenue.

     EQUITY IN EARNINGS OF REF-FUEL HOLDINGS. Equity in net earnings of unconsolidated subsidiaries represents our share in the net earnings of Ref-Fuel Holdings for the four months ended April 30, 2004, of $6.1 million. Prior to the Equalization Transaction, which were consummated on April 30, 2004, we accounted for our investment under the equity method of accounting. As a result of these transactions, we are consolidating these results after April 30, 2004.

     OPERATING EXPENSES. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the operating expenses of $30.7 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' operational expenses for the two months ended June 30, 2004.

     DEPRECIATION AND AMORTIZATION EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the depreciation and amortization expense of $11.2 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' depreciation and amortization expenses for the two months ended June 30, 2004.

     ADMINISTRATIVE AND GENERAL EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the administrative and general expense of $7.9 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' general and administrative expenses of $6.9 million for the two months ended June 30, 2004, and $1.0 million attributable to MSW Energy Holdings II's other activities.

     LOSS ON ASSET RETIREMENT. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the loss on asset retirement of $0.8 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' loss for the two months ended June 30, 2004.

     INTEREST INCOME. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the majority of the interest income of $0.5 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' interest income for the two months ended June 30, 2004.

     INTEREST EXPENSE. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the interest expense of $17.2 million for the six months ended June 30, 2004 represents Ref-Fuel Holdings' interest expense in the amount of $8.2 million for the two months ended June 30, 2004, and the interest expense for six months ended June 30, 2004 attributable to the 2010 Senior Notes of $ 9.0 million, which represents 7 3/8 % interest.

     OTHER INCOME. Other income of $0.1 million for the six months ended June 30, 2004 represents the realized gain from the sale of an investment held for sale $0.09 million and an insurance refund $0.02 million associated with Ref-Fuel Holdings.

     INCOME TAXES. Income taxes expense of $1.8 million for the six months ended June 30, 2004, represents the tax liability using the effective tax rate of 41.3% for the six month period.

SUPPLEMENTAL PRO FORMA INFORMATION

The following results represent the pro forma results as if MSW Energy Holdings II acquisition of its interests in Ref-Fuel Holdings and Equalization Transactions had occurred on January 1, 2003. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition and the Equalization Transactions actually occurred. (In thousands):

                                                     PRO FORMA FOR          PRO FORMA FOR
                                                        THE SIX                THE SIX
                                                      MONTHS ENDED           MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                          2004                   2003
                                                     --------------          -------------
REVENUES
   Waste disposal and related services                  $ 138,616             $ 137,199
   Energy                                                  63,885                67,525
   Other                                                    8,488                 5,487
                                                        ---------             ---------
Total net revenues                                        210,989               210,211
                                                        ---------             ---------
EXPENSES
   Operating                                              104,031                99,235
   Depreciation and amortization                           34,016                34,357
   General and administrative                              22,387                23,555
    Loss on asset retirements                               1,178                 1,838
                                                        ---------             ---------
Operating income                                           49,377                51,226
Interest income                                             1,501                 1,548
Interest expense                                          (32,040)              (36,934)
Loss on early extinguishment of debt                         --                  (3,292)
Minority interests in net income of subsidiaries          (14,738)              (11,502)
Other income (expenses), net                                    6                   (34)
                                                        ---------             ---------
Income before taxes                                         4,106                 1,012
Income taxes                                               (1,784)                 (418)
                                                        ---------             ---------
Net income                                              $   2,322             $     594
                                                        =========             =========


COMPARISON OF THE PRO FORMA SIX MONTHS ENDED JUNE 30, 2004 AND 2003

 Total Net Revenues. Total pro forma net revenues were $211.0 million for the six months ended June 30, 2004, an increase of $0.8 million, or 0%, from the same pro forma period for the prior year. Increases in net revenues of $3.4 million which are attributable to waste volumes were a result of increased hauling, landfill and transfer station operations, while waste pricing decreases due to changes in market mix caused a $1.9 million decrease in revenues. One of the Ref-Fuel Holdings facilities performed a planned major turbine overhaul in the second quarter of 2004, which contributed to the decrease in power revenues of $1.4 million. Steam sales increased by $1.9 million for the pro forma period ended June 30, 2004, as compared to the pro forma prior period. Energy revenues were also decreased by an additional $3.9 million of energy contract levelization. Metals pricing increased over the prior year, resulting in an increase of $3.8 million, offset by the end of an ash reuse marketing arrangement, which decreased revenues by $1.2 million, as compared to the pro forma prior year period.

EXPENSES. Operating expenses were $104.0 million for the pro forma six months ended June 30, 2004, an increase of $4.8 million, or 5% from the pro forma prior year period. The most significant increase, approximately $4.2 million, was attributable to increased facility maintenance performed during scheduled outages.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses remained consistent at $34.0 million for the pro forma six months ended June 30, 2004, as compared with the pro forma six months ended June 30, 2003 balance of $34.4 million.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $22.4 million for the pro forma six months ended June 30, 2004, a decrease of $1.2 million, or 5%, from the prior year's period. Higher developmental spending activities were offset by lower costs associated with an incentive plan at Ref-Fuel Holdings, which was terminated in 2003.

Interest Expense. Interest expense was $32.0 million for the pro forma six months ended June 30, 2004, a decrease of $4.9 million, or 13%, from the prior year's pro forma period. The decrease was due to scheduled repayments of principal during 2003.


DEBT COVENANT

The indenture under which our Senior Notes were issued requires, among other things, but subject to certain exceptions, that we not permit any restricted payment unless certain ratio covenants based on our proportionate ownership of Ref-Fuel Holdings have been met. We are presenting pro forma proportionate adjusted data, including proportionate total cash and cash equivalents and reserves, proportionate total debt, proportionate interest expense and proportionate adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) because these pro forma twelve months results are used in the calculation of the restrictive covenants contained in the indenture governing our Senior Notes.

The unaudited summary pro forma condensed consolidated statements of operations data, pro forma MSW Energy Holdings II other data and pro forma proportionate other data for the twelve months ended June 30, 2004, have been prepared as if the UAE Merger and issuance of the Senior Notes had occurred on July 1, 2003. Accordingly, the following table includes the effects of push-down accounting on Ref-Fuel Holdings as if the UAE Merger had occurred on July 1, 2003.

The following table includes certain items that are not measures under generally accepted accounting principles and are not intended to supplant the information provided in accordance with generally accepted accounting principles. Furthermore, these measures may not be comparable to those used by other companies. The following tables should be read in conjunction with our historical financial statements and related notes, the historical financial statements and related notes of Ref-Fuel Holdings.

Additionally, as required under the indenture agreement, the activity of Ref-Fuel Holdings is separate from MSW Energy Holdings II incremental activity in the following calculations (in thousands).


                                                                      PRO FORMA
                                                                 TWELVE MONTHS ENDED
                                                                       JUNE 30,
                                                                         2004
                                                                       ---------
Pro Forma MSW Energy Holdings II other data
Dividends received (1)                                                  $ 45,275
Cash flow available for debt service (2)                                  44,668
Ratio of cash flows available for debt service to interest                  2.7x

Pro Forma Proportionate other data
Proportionate total cash and cash equivalents and reserves (3)          $109,325
Proportionate total debt (4)                                             744,479
Proportionate Adjusted EBITDA (5)                                        132,605
Proportionate interest expense (6)                                        42,595
Proportionate net leverage ratio (7)                                        4.8x
Ratio of proportionate Adjusted EBITDA to proportionate
   interest expense (8)                                                     3.1x


(1) Dividends received calculated as if we owned 50% of Ref-Fuel Holdings as of July 1, 2003:

                                                           TWELVE MONTHS ENDED
                                                               JUNE 30, 2004
                                                           -------------------
         Ref-Fuel Holdings dividends paid                     $       90,550
            MSW Energy Holdings II ownership percentage                   50%
                                                              --------------
         Pro Forma distributions received                     $       45,275
                                                              ==============


(2) Cash flow available for debt service is based on pro forma distributions less letter of credit fees payable in connection with the equity contribution agreement.

(3) Total Ref-Fuel Holdings and MSW Energy Holdings II cash and cash equivalents and reserves include, in addition to cash and cash equivalents, both restricted cash and short-term investments and restricted cash and long-term investments. Proportionate Total Cash and Cash Equivalents and Reserves is calculated as follows (in thousands):



                                                                                 JUNE 30, 2004
                                                                                 -------------

   Ref-Fuel Holdings cash and cash equivalents                                      $  53,113
   Ref-Fuel Holdings restricted cash and short-term investments                        63,112
   Ref-Fuel Holdings restricted cash and long-term investments                         85,451
                                                                                    ---------
Total Ref-Fuel Holdings cash and cash equivalents and reserves                        201,676
   MSW Energy Holdings II ownership
    percentage                                                                            50%
                                                                                    ---------
MSW Energy Holdings II proportionate total cash and cash equivalents and reserves     100,838
   MSW Energy Holdings II total cash and cash equivalents                             210,163
   Less cash and cash equivalents attributable to Ref-Fuel Holdings                  (201,676)
                                                                                    ---------
MSW Energy Holdings II proportionate consolidated total cash and cash
equivalents and reserves                                                            $ 109,325
                                                                                    =========


(4) MSW Energy Holdings II Proportionate Total Debt is defined as 50% of the total debt for Ref-Fuel Holdings (excluding unamortized debt premium) plus our total debt.

Proportionate total debt is calculated as follows (in thousands):


                                                                                 JUNE 30, 2004
                                                                                 -------------

   Ref-Fuel Holdings current portion of long-term debt                            $   83,165
   Ref-Fuel Holdings  long-term debt (excluding net unamortized debt premium of
   $61.5 million)                                                                    955,792
                                                                                  ----------
Total Ref-Fuel Holdings debt (excluding net unamortized debt premium of $61.5
   million)                                                                        1,038,957
MSW Energy Holdings II ownership percentage                                               50%
                                                                                  ----------
                                                                                     519,479
Senior Notes 7 3/8% due 2010                                                         225,000
                                                                                  ----------
MSW Energy Holdings II proportionate total debt                                   $  744,479
                                                                                  ==========


(5) Proportionate Adjusted EBITDA is defined as 50% of the pro forma Adjusted EBITDA of Ref-Fuel Holdings. Adjusted EBITDA (as calculated below) is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

Proportionate Adjusted EBITDA for the last twelve months ended June 30, 2004 is calculated by subtracting the results for the six months ended June 30, 2003 from the twelve months ended December 31, 2003, and then adding the six months ended June 30, 2004, as follows (in thousands):



                                                                                                             PRO FORMA
                                                    PRO FORMA           PRO FORMA SIX     ACTUAL SIX       TWELVE MONTHS
                                                    YEAR ENDED           MONTHS ENDED    MONTHS ENDED         ENDED
                                                    DECEMBER 31,           JUNE 30,        JUNE 30,           JUNE 30,
                                                       2003                  2003            2004              2004
                                                    ------------        --------------   -------------     -------------
Ref-Fuel Holdings:
     Operating income                                $ 127,737             $  52,265       $  50,417           $ 125,889
     Depreciation and amortization                      68,094                34,357          34,016              67,753
     Loss on retirements                                 2,207                 1,838           1,178               1,547
                                                     ---------             ---------       ---------           ---------
     EBITDA                                            198,038                88,460          85,611             195,189
     Fair value adjustment amortization
       and revenue levelization adjustments             69,608                31,980          36,548              74,176
                                                     ---------             ---------       ---------           ---------
     Adjusted EBITDA                                 $ 267,646             $ 120,440       $ 122,159           $ 269,365
                                                     =========             =========       =========           =========

MSW Energy Holdings II ownership percentage                                                                           50%
                                                                                                               ---------

Less:  MSW Energy Holdings II incremental expenses                                                               134,683


MSW Energy Holdings II Proportionate                                                                              (2,078)
                                                                                                               ---------
     Adjusted EBITDA                                                                                           $ 132,605
                                                                                                               =========


(6) Proportionate interest expense is defined as 50% of the pro forma interest expense for Ref-Fuel Holdings plus 100% of our pro forma interest expense.

The following table reconciles MSW Energy Holdings II Proportionate Interest Expense (in thousands):


                                                       PRO FORMA
                                                  TWELVE MONTHS ENDED
                                                      JUNE 30, 2004
                                                     (IN THOUSANDS)
                                                  -------------------
Pro Forma Ref-Fuel Holdings interest expense            $ 51,190
   MSW Energy Holdings II ownership percentage                50%
Ref-Fuel Holdings proportionate interest expense          25,595
   MSW Energy Holdings II pro forma interest expense      68,190
   Less interest attributable to Ref-Fuel Holdings       (51,190)
                                                        --------

MSW Energy Holdings II proportionate interest expense   $ 42,595
                                                        ========


(7) Proportionate net leverage ratio is defined as the quotient of proportionate total debt less proportionate total cash divided by proportionate Adjusted EBITDA.

(8) Proportionate Adjusted EBITDA to proportionate interest expense is defined as the quotient of proportionate Adjusted EBITDA divided by proportionate interest expense.

CASH FLOW ACTIVITIES

After the Equalization Transactions, UAE Holdings Corp. controls the operations of Ref-Fuel Holdings as 99.8% of the interests in Ref-Fuel Holdings are owned by the Company as of April 30, 2004 and MSW Energy Holdings. As a result, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for two months, and the balance sheet as of June 30, 2004.

We were formed in August 2003 and acquired our interest in Ref-Fuel Holdings in December 2003. Because we were not yet in existence, there are no financial results for the second quarter of 2003 comparable to the data for the second quarter of 2004.


OPERATING ACTIVITIES

Our net cash provided by operating activities of $59.0 million for the period for the six months ended June 30, 2004 relates primarily to cash earnings, the distributions received from Ref-Fuel Holdings of $31.5 million in 2004, offset by the payment of $4.5 million of interest on our Senior Notes.

INVESTING ACTIVITIES

Our net cash provided by investing activities of $17.4 million for the six months ended June 30, 2004 relates to cash from consolidation of Ref-Fuel Holdings which represented its April 30, 2004 balance of $40.2 million offset by the change in our restricted cash balance of $17.9 million and capital additions of $4.9 million.

FINANCING ACTIVITIES

Our net cash used in financing activities of $23.2 million for the six months ended June 30, 2004 relates to distributions paid to members of $17.5 million and payments on long-term debt of $5.7 million.

CRITICAL ACCOUNTING POLICIES

Our management is responsible for our financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies to be reasonable and appropriate. The following discussion identifies those accounting policies that we believe will be critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include accounts of MSW Energy Holdings II, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004 is consolidating its results. All significant intercompany transactions and accounts have been eliminated.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities at the date of the financial statements; (b) the disclosures of contingent assets and liabilities at the date of the financial statements; and (c) the reported amounts of revenues and expenses recognized during the reporting period. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.

GOODWILL. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of Financial Accounting Standard (FAS) No. 142, "Goodwill and Other Intangible Assets", the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flows approach.

INTANGIBLE ASSETS. Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from eight to twenty years.

Waste contract intangibles represent the amount by which the contract rates in long-term waste sales contracts held by Hempstead exceeded fair value on the dates that the partnership was acquired. These contract related intangibles are being amortized into income as a reduction of waste revenues on a straight-line basis through 2009, the term of the applicable contracts.

The Company has intangible assets relating to Nitrous Oxide (NOx) emission allowances. These assets have indefinite lives and, as such, are not amortized. Consistent with all the Company's intangible assets, these are reviewed under the provisions of FAS 142 for potential impairment on an annual basis.

Deferred financing costs represent certain capitalizable costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt.

EQUITY METHOD INVESTMENT. The Company's investment in Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include the Company's share of net earnings in "Equity in net earnings of Ref-Fuel Holdings" for the period up to April 30, 2004.

OTHER LIABILITIES. Other current and other long-term liabilities primarily consist of (a) fair value adjustments related to certain operating leases and long-term waste contracts acquired by the Company; (b) deferred revenue; (c) accruals for certain long-term incentive plans; and (d) energy contract levelization.

The fair value adjustment related to the operating lease represents the amount by which future rent payments on the Delaware Valley facility lease exceeded the fair market value of that facility as of the acquisition dates. This amount is being amortized as a decrease in facility rent expense on a straight-line basis through 2019, the end of the associated lease.

The fair value adjustment related to the acquired long-term waste contracts represents the amount by which costs of disposal and processing of waste delivered pursuant to certain long-term waste contracts held by Semass Partnership and Essex exceeded estimated contract revenues at their respective acquisition dates. These costs are being amortized as an increase to waste disposal revenues using the straight-line method over the term of the applicable contracts.

Landfill closure and postclosure costs are also included in other long-term liabilities. The Company accrues landfill closure and postclosure costs as the remaining permitted space of the landfill is consumed over the expected life cycle of the landfill.

The Company is accounting for the long-term power contracts at the Semass Partnership in accordance with EITF Issues 91-6 "Revenue Recognition of Long-Term Power Sales Contracts" and EITF 96-17 "Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms", which require the Company to recognize power revenues under these contracts as the lesser of (a) amounts billable under the respective contracts; or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

REVENUE RECOGNITION. The Company recognizes revenue from two major sources: waste disposal services and energy production. Revenue from waste disposal services is recognized as waste is received, and revenue from energy production is recognized as the energy is delivered.

CONCENTRATION OF CREDIT RISK. The Company invests excess cash and funds held in trust in bank deposit accounts, commercial paper, certificates of deposit and money market investments with a limited number of financial institutions.

The Company has exposure to credit risk in accounts receivable as the Company disposes of waste for and sells power to a limited number of customers. The Company believes adequate reserves are maintained for potential credit losses. Furthermore, these and other customers are primarily located in the northeastern region of the United States of America.

UNAMORTIZED DEBT PREMIUM. Unamortized debt premium represents the increase in the fair value of the Company's debt recorded as a result of the UAE Merger. These costs are amortized to interest expense over the life of the related debt using the effective interest method.

INCOME TAXES. As the Company is a limited liability company, it is not directly subject to Federal and State income taxes; rather its income or loss is required to be included in the income tax returns of its member. The Company's member, UAE Holdings, is a C corporation for tax purposes. For the period ended June 30, 2004, the Company's provision reflects the C corporation taxes that its member is responsible for on the income of the Company.

The Company accounts for income taxes under the asset and liability method. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

The operating results of the Company will be included on the income tax return of the Company's member. Accordingly, the income tax payable on the accompanying consolidated balance sheet at June 30, 2004 will not be paid by the Company; however, it will be included along with the results of the member itself and other subsidiaries of the Company's member in determining the income tax liability, if any, of its member.

PUSH-DOWN ACCOUNTING. Upon consummation of the UAE Merger between MSW Merger and UAE Holdings on December 12, 2003 and taking into account the June 30, 2003 acquisition by MSW Energy Holdings LLC of Duke's membership interest in Ref-Fuel Holdings, affiliates of Credit Suisse First Boston Private Equity, Inc. and AIG Global Asset Management Holdings Corp. own, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and will exercise voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, Push-Down Accounting, requires that Ref-Fuel Holdings financial statements reflect this change in ownership. See Notes 2 and 4 to "MSW Energy Holdings II LLC and Subsidiaries--Notes to Consolidated Financial Statements (Unaudited)" included herein.


EFFECT OF NEW ACCOUNTING STANDARD

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and a revised interpretation of FIN 46 (FIN 46R) in December 2003 (collectively "FIN 46"). FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management has evaluated FIN 46 and its related guidance and determined that it does not have any impact on our consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

 The following table sets forth our contractual obligations outstanding as of June 30, 2004 (in thousands):




        CONTRACTUAL OBLIGATIONS                                LESS THAN                                    MORE THAN
                                               TOTAL            1 YEAR        1-3 YEARS      3-5 YEARS       5 YEARS
---------------------------------------  ----------------     -----------     ---------      ----------     ----------
Long-Term Debt Obligations                     $1,325,457        $ 83,165      $157,060       $ 185,244       $899,988
Operating Lease Obligations                       151,828          14,318        27,968          28,989         80,553
Other Long-Term Obligations                        18,543           6,728         1,360               -         10,455
                                          ---------------    ------------    ----------     -----------     ----------
                                   Total       $1,495,828        $104,211      $186,388        $214,233       $990,996
                                          ===============    ============    ==========     ===========     ==========


RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition or results of operations.

OUR INDENTURE IMPOSES SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS ON US.

The indenture governing our outstanding debt contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions limit our ability and the ability of any restricted subsidiaries to do the following, among other things:

     o    incur additional indebtedness;

     o    create liens;

     o    pay dividends or make other equity distributions;

     o    purchase or redeem capital stock;

     o    make investments;

     o    sell assets or consolidate or merge with or into other companies; and

     o    engage in transactions with affiliates.

Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Moreover, it is possible that in the future the owners of MSW Energy Holdings and MSW Energy Holdings II could determine to merge those companies with each other or into Ref-Fuel Holdings. While such a merger would be required to comply with the terms of the indenture, a result would be an increase in the amount of indebtedness of the successor.

RISK RELATING TO REF-FUEL HOLDINGS' AND AMERICAN REF-FUEL'S BUSINESS

AMERICAN REF-FUEL'S REVENUES DEPEND ON THE OPERATION OF THE ARC OPERATING FACILITIES.

American Ref-Fuel's receipt of distributions from the ARC operating companies and TransRiver are dependent on the successful operation of the ARC operating facilities. The operation of the ARC operating facilities involves many risks, including:

     o    the breakdown or failure of equipment or processes;

     o the difficulty or inability to find suitable replacement parts for equipment;

     o the performance of the ARC operating facilities below expected levels of waste throughput, electric or steam generation or efficiency;

     o    the unavailability of sufficient quantities of waste;

     o    decreases in the fees for solid waste disposal;

     o decreases in the demand or market prices for recovered ferrous and nonferrous metal;

     o    disruption in the transmission of electricity generated;

     o    labor disputes;

     o    operator error;

     o catastrophic events such as hurricanes, earthquakes, floods and acts of terrorism that damage or destroy the facilities or the area in which the facilities are located;

     o changes in law or application of law (including any applicable environmental laws or permit requirements); and

     o    the exercise of the power of eminent domain.

While American Ref-Fuel will maintain insurance to protect against certain of these risks, the insurance may not cover all of these risks and the proceeds of the insurance may not fully compensate for damages to the ARC operating facilities and the ARC operating facilities' lost revenues or increased expenses. A decrease or elimination of revenues generated by the ARC operating facilities or an increase in the costs of operating the ARC operating facilities could decrease or eliminate funds available to American Ref-Fuel to make distributions to Ref-Fuel Holdings which, in turn would decrease or eliminate the funds available to Ref-Fuel Holdings to make distributions to us, which would adversely affect our financial condition.

AMERICAN REF-FUEL DEPENDS ON PERFORMANCE BY THIRD PARTIES UNDER CONTRACTUAL ARRANGEMENTS.

American Ref-Fuel depends on third parties to, among other things, purchase the electric and steam energy produced by the ARC operating facilities, and supply and deliver the waste and other goods and services necessary for the operation of the ARC operating facilities. The viability of the ARC operating facilities and the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings depend significantly upon the performance by third parties in accordance with the long-term contracts entered into by the ARC operating companies and the third parties in connection with the ARC operating facilities.

If the third parties to those contracts do not perform their obligations, or are excused from performing their obligations because of nonperformance by the ARC operating companies or other parties to the documents, or due to force majeure events or changes in laws or regulations, the ARC operating companies may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. Furthermore, the ability of the ARC operating companies and TransRiver to make distributions to American Ref-Fuel may be adversely affected, which may adversely affect our financial condition. In addition, the bankruptcy or insolvency of a participant or third party in the ARC operating facilities could result in nonpayment or nonperformance of that party's obligations to the ARC operating companies and could adversely affect the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings which, in turn would decrease or eliminate the funds available to Ref-Fuel Holdings to make distributions to us, which would decrease or eliminate the funds available to us.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AMERICAN REF-FUEL'S OPERATIONS ARE CONCENTRATED IN ONE REGION.

All of the ARC operating facilities are located in the northeastern United States. The entrance of new competitors into the market or the expansion of existing competitors could have a material adverse effect on distributions available to American Ref-Fuel from the ARC operating companies and, ultimately, on our financial condition.

AMERICAN REF-FUEL DEPENDS ON A SIGNIFICANT SUPPLY OF SOLID WASTE.

If the ARC operating facilities do not obtain a supply of solid waste at prices and quantities that are sufficient to operate the ARC operating facilities at their expected operating levels, it will adversely affect the operations of American Ref-Fuel and its ability to make distributions to Ref-Fuel Holdings, which would adversely affect our financial condition. One or more of the following factors could impact the price and supply of waste:

     o    defaults by waste suppliers under their contracts;

     o    a decline in solid waste supply due to increased recycling;

     o    composting of municipal solid waste;

     o legal prohibitions against disposal of certain types of solid waste in WTE facilities; or

     o increased competition from landfills, recycling facilities and transfer stations.

In addition, state and local governments mandate recycling and waste reduction at the source and the scope of these recycling and waste reduction mandates may be enlarged in the future. The ARC operating companies may not be successful in obtaining sufficient quantities of waste at adequate prices for the successful operation of the ARC operating facilities. Failure to obtain sufficient waste could have a material adverse effect on distributions available to American Ref-Fuel from the ARC operating companies and, ultimately, on our financial condition.

FAILURE TO COMPLY WITH ENVIRONMENTAL PERMITTING AND GOVERNMENTAL REGULATIONS WOULD ADVERSELY AFFECT AMERICAN REF-FUEL'S OPERATIONS.

The ARC operating facilities are subject to extensive federal, state and local laws and regulations related to the environment, health and safety and associated compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or wastes, or discharges and air and other emissions) as well as land use and development. Environmental laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. While we believe that we, Ref-Fuel Holdings and ARC are currently in compliance with applicable environmental laws in all material respects, it is possible that such conditions impacting the ARC operating facilities could be discovered in the future or that such conditions could be created by future spills or releases. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and/or remedial liabilities. The costs and liabilities of any of these results could adversely affect the operations of one or more of the ARC operating facilities. Environmental laws and regulations may also limit American Ref-Fuel's ability to operate the ARC operating facilities at maximum capacity or at all. These laws, regulations and obligations could change with the promulgation of new laws and regulations or a change in the interpretation of existing laws and regulations, which could result in substantially similar risks. Stricter environmental regulations could materially affect American Ref-Fuel's cash flow and its ability to make distributions to Ref-Fuel Holdings, which would have an adverse effect on our financial condition.

The costs of addressing future environmental requirements at the ARC operating facilities or at disposal facilities where ARC operating facilities have disposed of waste are difficult to estimate. Although American Ref-Fuel reports that it believes that all of its operations are compliant in all material respects with the requirements of environmental laws and regulations, the ARC operating facilities may not at all times be in compliance with all applicable environmental laws and regulations and steps to bring American Ref-Fuel's facilities into compliance may limit American Ref-Fuel's ability to make distributions to Ref-Fuel Holdings.

Certain environmental permits for the ARC operating facilities are subject to periodic renewal or reissuance. Regulatory authorities may not renew or reissue the permits. In addition, any renewed or reissued environmental permit may contain new, more stringent requirements resulting in the need for additional capital and operating expenditures due to additions to or modifications of the ARC operating facilities in order to bring the ARC operating facilities into compliance with the renewed or reissued permits' terms. Certain environmental permits contain terms that can result in periodic adjustment of operating limits, which can result in reduced revenue. Any of the following events could adversely affect the amount of distributions available to American Ref-Fuel and the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings:

     o    loss of environmental permits;

     o    reduction in allowed operations;

     o failure or delay in the renewal or reissuance of environmental permits;

     o any increase in operating costs resulting from any renewed or reissued environmental permit; and

     o any expenditures, penalties, restrictions and/or liabilities resulting from any other non-compliance.

CHANGES IN ELECTRICITY REGULATION COULD HAVE AN ADVERSE IMPACT ON AMERICAN REF-FUEL.

The ARC operating companies derive a significant amount of revenue from the sale of electric power. The electric power generation business is subject to substantial regulation and the ARC operating companies are required to comply with numerous laws and regulations in order to sell the power generated from the ARC operating facilities. These laws and regulations could be revised and new laws and regulations could be adopted. The power purchase agreements with respect to each ARC operating facility could be adversely affected if amendments to, or a repeal of, existing regulations with respect to the production of energy were enacted that reduce the benefits currently afforded under the power purchase agreements. A reduction in benefits could adversely affect the amount of distributions available to American Ref-Fuel and its ability to make payment of the principal of and premium, if any, and interest on its debt and to make cash distributions to Ref-Fuel Holdings. American Ref-Fuel's business could be materially and adversely affected by statutory or regulatory changes or administrative or judicial interpretations of existing statutes, regulations or licenses that impose more comprehensive or stricter energy regulation on American Ref-Fuel.



ITEM 4.  CONTROLS AND PROCEDURES

MSW ENERGY HOLDINGS II

As of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of MSW Energy Holdings II evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MSW Energy Holdings II's periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2004.

MSW ENERGY FINANCE II

As of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of MSW Energy Finance II evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MSW Energy Finance II's periodic SEC filings.
There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2004.



PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither MSW Energy Holdings II nor MSW Energy Finance II is currently involved in any litigation. The Company is not involved in any legal proceedings other than ordinary routine litigation incidental to the business, the outcome of which, if determined against the Company, would not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Effective July 31, 2004, each of Ari Benacerraf and Michael Ranger resigned from their respective Director positions on the Board of Directors of the following entities: MSW Energy Holdings, MSW Energy Holdings II, UAE Holdings, Ref-Fuel Holdings and ARC. Their Director resignations followed their resignations of employment with CSFB Private Equity, announced earlier in the month. Successor Directors are Thompson Dean and Steven Webster.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     3.1  Amended and Restated Certificate of Formation of MSW Finance LLC. *

     3.2 Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings II LLC, dated as of November 5, 2004, by MSW Intermediate Merger LLC, as the sole member. *

     3.3  Certificate of Incorporation of MSW Energy Finance Co. II, Inc.*

     3.4  Bylaws of MSW Energy Finance Co. II, Inc.*

     3.5 Amended and Restated Certificate of Incorporation of UAE Ref-Fuel II Corp. *

     4.1 Indenture dated November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Trustee.*

     4.2 Supplemental Indenture dated December 12, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Wells Fargo Bank Minnesota, National Association as Trustee.*

     4.3  Form of 7 3/8% Senior Secured Note Due 2010 (included in Exhibit
          4.1).*

     4.4 Registration Rights Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

     4.5 Pledge and Security Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent.*

     4.6 Pledge Supplement dated as of November 24, 2003 by UAE Ref-Fuel II Corp. *

     4.7 Deposit Agreement, dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent.*

     4.8 Purchase Agreement, dated as of November 7, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

     10.1 Second Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2004, by and between MSW Energy Holdings II LLC, UAE Ref-Fuel II Corp., MSW Hudson LLC and Duke Energy Erie LLC, as amended. *

     10.2 Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC) and Duke/UAE Holdings LLC.*

     10.3 Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*

     12   Statement re Computation of Ratio of Earnings to Fixed Charges.

     21.1 Subsidiaries of MSW Energy Holdings II LLC. *

    31(a) 15d-14(a) Certification of John T. Miller for MSW Energy Holdings II
          LLC.

    31(b) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy
          Holdings II LLC.

    31(c) 15d-14(a) Certification of John T. Miller for MSW Energy Finance Co.
          II, Inc.

    31(d) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance
          Co.II, Inc.

    32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings II LLC.

    32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co. II, Inc.

*    Incorporated by Reference to Registration  Statement No. 333-109049.

     (b) Reports on Form 8-K

     Current Report on Form 8-K dated May 18, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings II LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MSW ENERGY HOLDINGS II LLC

                                         By: /s/ John T. Miller
                                         -------------------------------
                                                 John T. Miller
                                             Chief Executive Officer

                                         Date:  August 12, 2004
                                         -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


            SIGNATURE                                 TITLE                       DATE
----------------------------------       ----------------------------------     ---------------
/s/ John T. Miller                       Chief Executive Officer (Principal     August 12, 2004
----------------------------------       Executive Officer)
    John T. Miller


/s/ Michael J. Gruppuso                  Chief Financial Officer (Principal     August 12, 2004
----------------------------------       Financial and Accounting Officer)
    Michael J. Gruppuso


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co. II, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MSW ENERGY FINANCE CO. II, INC.

                                    By: /s/ John T. Miller
                                    -----------------------------------------
                                            John T. Miller
                                     President and Chief Executive Officer

                                    Date:  August 12, 2004
                                    -----------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


            SIGNATURE                                 TITLE                       DATE
----------------------------------       ----------------------------------     ---------------
/s/ John T. Miller                       President and Chief Executive          August 12, 2004
----------------------------------       Officer (Principal Executive Officer)
    John T. Miller


/s/ Michael J. Gruppuso                  Chief Financial Officer (Principal     August 12, 2004
----------------------------------       Financial and Accounting Officer)
    Michael J. Gruppuso

                                  EXHIBIT INDEX



     3.1  Amended and Restated Certificate of Formation of MSW Finance LLC. *

     3.2 Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings II LLC, dated as of November 5, 2004, by MSW Intermediate Merger LLC, as the sole member. *

     3.3  Certificate of Incorporation of MSW Energy Finance Co. II, Inc.*

     3.4  Bylaws of MSW Energy Finance Co. II, Inc.*

     3.5 Amended and Restated Certificate of Incorporation of UAE Ref-Fuel II Corp. *

     4.1 Indenture dated November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Trustee.*

     4.2 Supplemental Indenture dated December 12, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Wells Fargo Bank Minnesota, National Association as Trustee.*

     4.3  Form of 7 3/8% Senior Secured Note Due 2010 (included in Exhibit
          4.1).*

     4.4 Registration Rights Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

     4.5 Pledge and Security Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent.*

     4.6 Pledge Supplement dated as of November 24, 2003 by UAE Ref-Fuel II Corp. *

     4.7 Deposit Agreement, dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent.*

     4.8 Purchase Agreement, dated as of November 7, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

     10.1 Second Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2004, by and between MSW Energy Holdings II LLC, UAE Ref-Fuel II Corp., MSW Hudson LLC and Duke Energy Erie LLC, as amended. *

     10.2 Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC) and Duke/UAE Holdings LLC.*

     10.3 Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*

     12   Statement re Computation of Ratio of Earnings to Fixed Charges.

     21.1 Subsidiaries of MSW Energy Holdings II LLC. *

    31(a) 15d-14(a) Certification of John T. Miller for MSW Energy Holdings II
          LLC.

    31(b) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy
          Holdings II LLC.

    31(c) 15d-14(a) Certification of John T. Miller for MSW Energy Finance Co.
          II, Inc.

    31(d) 15d-14(a) Certification of Michael J. Gruppuso for MSW Energy Finance
          Co.II, Inc.

    32(a) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Holdings II LLC.

    32(b) Section 1350 Certification of John T. Miller and Michael J. Gruppuso for MSW Energy Finance Co. II, Inc.



*    Incorporated by Reference to Registration Statement No. 333-112640.