Form 10-Q
period 2004-09-30
MSW ENERGY FINANCE CO II INC; MSW ENERGY HOLDINGS II LLC
filed 2004-11-12
CIK 1276517, 1276518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

0001276518   MSW Energy Holdings II LLC        Delaware          13-3213489
0001276517   MSW Energy Finance Co. II, Inc.   Delaware          20-0400947

Commission      (Exact name of each        (State or other    (I.R.S. Employer
File Number  registrant as specified in    jurisdiction of     Identification
                    its charter)           incorporation or        Number)
                                             organization)


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

                                Table of Contents




Part I   FINANCIAL INFORMATION........................................................................3
Item 1.  Consolidated Financial Statements............................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......24
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................36
Item 4.  Controls and Procedures.....................................................................38
PART II  OTHER INFORMATION...........................................................................38
Item 1.  Legal Proceedings...........................................................................38
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds..................................39
Item 3.  Defaults Upon Senior Securities.............................................................39
Item 4.  Submission of Matters to a Vote of Security Holders.........................................39
Item 5.  Other Information...........................................................................39
Item 6.  Exhibits and Reports on Form 8-K............................................................39

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

Part I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                              Assets
                                                             September 30, 2004           December 31, 2003
                                                             ------------------            ----------------
Current assets                                                     (unaudited)
   Cash and cash equivalents                                 $         73,162              $              2
   Restricted cash and short-term investments                          91,617                             -
   Accounts receivable, net of allowance for doubtful
      accounts of $1,672 and $0, respectively                          74,591                             -
   Prepaid expenses and other current assets                           10,040                             8
                                                             ----------------              ----------------
Total current assets                                                  249,410                            10
                                                             ----------------              ----------------

Long-term assets
   Property, plant and equipment, net                               1,202,412                             -
   Intangible assets, net                                             545,131                         9,078
   Goodwill                                                           121,945                             -
   Investment in Ref-Fuel Holdings                                          -                       488,447
   Restricted cash and long-term investments                           89,375                             -
   Other long-term assets                                               7,437                             -
                                                             ----------------              ----------------
Total long-term assets                                              1,966,300                       497,525
                                                             ----------------              ----------------
Total assets                                                 $      2,215,710              $        497,535
                                                             ================              ================

                  Liabilities and Member's Equity

Current liabilities
   Accounts payable and other current liabilities            $         42,612              $            263
   Current portion of long-term debt                                   83,159                             -
   Accrued interest payable                                            21,682                         1,705
   Taxes Payable                                                        5,643                         1,044
                                                             ----------------              ----------------
Total current liabilities                                             153,096                         3,012
                                                             ----------------              ----------------

Long-term liabilities
   Long-term debt                                                   1,238,569                       225,000
   Deferred taxes                                                     123,685                       119,543
   Other long-term liabilities                                        196,937                             -
                                                             ----------------              ----------------
Total long-term liabilities                                         1,559,191                       344,543
                                                             ----------------              ----------------
Total liabilities                                                   1,712,287                       347,555
                                                             ----------------              ----------------

Commitments and contingencies (Notes 12 and 13)

Minority interest in Consolidated Subsidiary                          365,962                             -
                                                             ----------------              ----------------

Member's equity
     Total member's equity                                            137,461                       149,980
                                                             ----------------              ----------------
     Total liabilities and member's equity                   $      2,215,710              $        497,535
                                                             ================              ================

            The accompanying notes are an integral part of these consolidated financial statements.


                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Unaudited, in thousands)

                                                                For the Three          For the Nine
                                                                Months Ended          Months Ended
                                                             September 30, 2004   September 30, 2004
                                                            -------------------   ------------------
Revenues
  Waste disposal and related services                       $         73,004      $         122,124
  Energy                                                              36,208                 58,527
  Other                                                                3,746                  5,759
                                                            -----------------     ------------------
       Total net revenues                                            112,958                186,410

Expenses
  Operating                                                           44,430                 75,139
  Depreciation and amortization                                       16,820                 27,993
  General and administrative                                           9,229                 17,119
  (Gain) loss on asset retirements                                      (218)                   618
                                                            -----------------     ------------------

       Operating income                                               42,697                 65,541

Interest income                                                          886                  1,403

Interest expense                                                     (16,710)               (33,868)

Equity in net earnings of unconsolidated
  affiliate - Ref-Fuel Holdings                                            -                  6,148

Minority interests in net income of subsidiaries                     (15,693)               (23,826)

Other, net                                                                 3                    105
                                                            -----------------     ------------------

    Income before income taxes                                        11,183                 15,503

Income tax provision                                                   4,744                  6,528
                                                            -----------------     ------------------

Net income                                                             6,439                  8,975

Other comprehensive loss                                                   -                  (211)
                                                            -----------------     ------------------

Comprehensive income                                        $          6,439      $          8,764
                                                            =================     ==================


The accompanying notes are an integral part of these consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBER'S EQUITY

                            (Unaudited, in thousands)




                                   Member's     Accumulated Other
                                   Interest    Comprehensive Income     Total
                                   ---------  --------------------- ------------

Balance, January 1, 2004            $149,980  $                -      $149,980
 Distribution to members             (21,494)                  -       (21,494)
 Unrealized gain on investments
  from the consolidation of Ref-
  Fuel Holdings                            -                 211           211
 Comprehensive income                  8,975                (211)        8,764
                                   ---------  --------------------- ------------
Balance, September 30, 2004         $137,461  $                -      $137,461
                                   =========  ===================== ============


The accompanying notes are an integral part of these consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Unaudited, in thousands)

                                                                                  For the Nine
                                                                                  Months Ended
                                                                               September 30, 2004
                                                                     ---------------------------------------

Cash flows from operating activities
  Net income                                                         $                                8,975
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                    42,522
    Deferred taxes                                                                                    4,142
    Revenue contract levelization                                                                     9,002
    Equity earnings in unconsolidated affiliate - Ref-Fuel Holdings                                  (6,148)
    Distributions from unconsolidated affiliate - Ref-Fuel Holdings                                  31,500
    Minority interest in consolidated subsidiaries, net of Distributions                             18,826
      Loss on asset retirements                                                                         618
  Changes in assets and liabilities
    Accounts receivable, net                                                                         (3,277)
    Prepaid expenses and other current assets                                                         1,565
    Other long-term assets                                                                              292
    Accounts payable and other current  liabilities                                                    (262)
    Taxes payable                                                                                     4,599
    Accrued interest payable                                                                         (1,612)
    Other long-term liabilities                                                                        (131)
                                                                     ---------------------------------------
Net cash provided by operating activities                                                           110,611
                                                                     ---------------------------------------
Cash flows from investing activities
    Change in restricted cash and investments, net                                                  (41,850)
    Additions of property, plant and equipment                                                       (8,534)
    Proceeds from sale of assets                                                                         20
    Additional investment in unconsolidated affiliate -
    Ref-Fuel Holdings                                                                                   (75)
    Cash from consolidation of unconsolidated subsidiary (Note 1)                                    40,238
                                                                     ---------------------------------------
Net cash used in investing activities                                                               (10,201)
                                                                     ---------------------------------------
Cash flows from financing activities
    Payments for financing costs                                                                        (25)
    Payments on long-term debt                                                                       (5,731)
    Distributions paid to member                                                                    (21,494)
                                                                     ---------------------------------------
Net cash used in financing activities                                                               (27,250)
                                                                     ---------------------------------------
Net increase in cash and cash equivalents                                                            73,160
Cash and cash equivalents, beginning of period                                                            2
                                                                     ---------------------------------------
    Cash and cash equivalents, end of period                         $                               73,162
                                                                     =======================================

The accompanying notes are an integral part of these consolidated financial statements.


MSW Energy Holdings II LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1. Organization and Basis of Presentation

MSW Energy Holdings II LLC (MSW Energy Holdings II and collectively hereinafter with its subsidiaries, referred to as the Company), a Delaware limited liability company formed in August 2003 and its wholly-owned subsidiary, MSW Energy Finance Co. II, Inc. (MSW Finance II), a Delaware corporation, were formed for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC (MSW Merger), the Company's indirect parent, with and into United American Energy Holdings Corp. (UAE Holdings Corp.) (known as the UAE Merger). After the UAE Merger, UAE Ref-Fuel II Corp. (UAE Ref-Fuel II), a Delaware corporation, an indirect subsidiary of UAE Holdings Corp., became a subsidiary of MSW Energy Holdings II. The UAE Merger was completed on December 12, 2003 (see Note 3). After completion of the UAE Merger, MSW Energy Holdings II held a direct 49.9% capital interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) and wholly owns UAE Ref-Fuel II, which owned a 0.1% capital interest in Ref-Fuel Holdings. Both interests were contributed to MSW Energy Holdings II by UAE Holdings Corp. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel Company LLC (ARC, American Ref-Fuel or ARC LLC). American Ref-Fuel, which through subsidiaries, owns and operates six waste-to-energy facilities in the United States of America. From inception (August 20, 2003) through December 12, 2003, MSW Energy Holdings II did not have any operations, other than incurring interest on its debt.

MSW Finance II was organized in November 2003, for the sole purpose of acting as co-issuer with MSW Energy Holdings II of $225.0 million aggregate principal amount of 7 3/8% senior secured notes due September 1, 2010 (Senior Notes). Other than serving as co-issuer, MSW Finance II does not conduct operations of its own and has no assets.

On April 30, 2004, MSW Energy Holdings II's indirect owner, UAE Holdings Corp., entered into a series of transactions (Equalization Transactions) which changed its ownership structure. As a result, UAE Holdings Corp. is owned 60% by affiliates of Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), and 40% by entities managed by AIG Global Investment Corp. (AIGGIC).

Also as a result of the Equalization Transactions, MSW Energy Holdings LLC (MSW Energy Holdings), which holds a 49.8% membership interest in Ref-Fuel Holdings, was owned (i) 60% by MSW Acquisition LLC, an affiliate of CSFB Private Equity,
(ii) 39.99% collectively by entities managed by AIGGIC, and (iii) 0.01% by UAE Holdings Corp., who was named the managing member.

The Equalization Transactions resulted in CSFB Private Equity affiliates collectively owning an approximate 60% indirect interest in Ref-Fuel Holdings and AIGGIC affiliates collectively owning an approximate 40% indirect interest in Ref-Fuel Holdings.

On August 31, 2004, UAE Holdings Corp. and certain investment funds affiliated with CSFB Private Equity and certain funds managed by AIGGIC effected a series of transactions that resulted in UAE Holdings Corp. becoming the indirect parent of MSW Energy Holdings (August 31 Transactions).

After the Equalization Transactions, UAE Holdings Corp. controls the operations of Ref-Fuel Holdings as 99.8% of the interests in Ref-Fuel Holdings are owned by the Company and MSW Energy Holdings (effective as of April 30, 2004). As a result, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the period from May 1, 2004, and the balance sheet as of April 30, 2004.

The Company's sole source of operating cash flow relates to its indirect 50% membership interest in Ref-Fuel Holdings. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel.

American Ref-Fuel owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, American Ref-Fuel owns or controls six waste-to-energy facilities located in the northeastern United States (the ARC operating facilities). The subsidiaries of American Ref-Fuel that operate the ARC operating facilities (the ARC operating companies) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by those facilities. ARC subsidiaries include: (a) American Ref-Fuel Company (Ref-Fuel Management); (b) TransRiver Marketing Company, L.P. (TransRiver); (c) American Ref-Fuel Company of Hempstead (Hempstead); (d) American Ref-Fuel Company of Essex County (Essex); (e) American Ref-Fuel Company of Southeastern Connecticut (Seconn); (f) American Ref-Fuel Company of Niagara, L.P. (Niagara); (g) American Ref-Fuel Company of Semass, L.P. (Ref-Fuel Semass); (h) American Ref-Fuel Operations of Semass, L.P. (Semass Operator); (i) American Ref-Fuel Company of Delaware Valley, L.P. (Delaware Valley) (collectively referred to as the American Ref-Fuel Partnerships).

The accompanying consolidated financial statements are unaudited. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during interim periods reported are in conformity with accounting principles generally accepted in the United States of America; however, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company believes that the disclosures included are adequate and provide sufficient information. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for a full year.


2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include accounts of MSW Energy Holdings II, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and, as of April 30, 2004, is consolidating its results of operations, cash flows and balance sheet. All significant intercompany transactions and accounts have been eliminated.

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

Restricted cash and investments are invested in accounts earning market rates; therefore, the carrying value approximates fair value. Restricted cash and investments are excluded from cash and cash equivalents in the accompanying financial statements, and changes in these assets are characterized as investing activities in the consolidated statements of cash flows. Restricted cash and investments include certain investments stated at amortized cost, which approximates market, including debt securities that are classified as "held-to-maturity" because the Company has the intent and ability to hold the securities to maturity. The Company accounts for marketable securities in accordance with SFAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of this statement, investments that are classified as available-for-sale are marked to market with unrealized gains and losses reported as a component of other comprehensive income.

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

Goodwill

Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of Financial Accounting Standard (FAS No. 142), "Goodwill and Other Intangible Assets", the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flows approach.

Intangible Assets

Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from six to sixteen years.

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

Deferred financing costs represent certain capitalizable costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt using the effective interest rate method.

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

Income Taxes

As the Company is a limited liability company, it is not directly subject to Federal and State income taxes; rather its income or loss is required to be included in the income tax returns of its member. The Company's member, UAE Holdings Corp., is a C corporation for tax purposes. For the period ended September 30, 2004, the Company's provision reflects the C corporation taxes that its member is responsible for on the income of the Company.

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

Push-down Accounting

Upon consummation of the UAE Merger and taking into account the MSW Energy Holdings' June 30, 2003 acquisition of membership interests in Ref-Fuel Holdings, affiliates of CSFB Private Equity and AIGGIC (the Control Group) owns, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and exercise voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, "Push-Down Accounting", requires that Ref-Fuel Holdings' financial statements reflect this change in ownership. Accordingly, the aggregate excess of purchase price over the net assets acquired by the Company was pushed-down to Ref-Fuel Holdings and its subsidiaries on December 12, 2003.

Prior to push-down on December 12, 2003, identifiable intangible assets were included in "Investment in Ref-Fuel Holdings" on the Company's consolidated balance sheet and were amortized on a straight-line basis over their estimated useful lives. As a result of push-down accounting, the excess of the purchase price paid by the Company over the Company's share of members' equity of Ref-Fuel Holdings on the acquisition date has been allocated to the Company's proportionate share of the fair value of the assets acquired and liabilities assumed, based on an independent valuation of Ref-Fuel Holdings (see Note 3).

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

A summary of the allocation of purchase price to the fair value of the assets acquired assumed by the Company and the Company's underlying investment in Ref-Fuel Holdings' members' equity December 12, 2003 is as follows (in thousands):

      Ref-Fuel Holdings' members' equity acquired           $   162,488
      Fixed assets and other adjustments                         74,395
      Identifiable intangible assets, net                       140,433
      Goodwill and other assets                                 (14,225)
      Other long-term assets                                     (2,891)
      Long-term debt                                            (20,341)
      Other long-term liabilities                                24,852
                                                            -----------
        Allocated purchase price contributed                $   364,711
                                                            ===========

As described in Note 1, the Equalization Transactions were consummated on April 30, 2004 and, as a result of these transactions, the Company's interest in Ref-Fuel Holdings is a controlling interest, which requires consolidation.

Pro Forma Information

The following results represent the unaudited pro forma results as if MSW Energy Holdings II acquisition of its interests in Ref-Fuel Holdings and Equalization Transactions had occurred on January 1, 2003. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition, the Equalization Transactions and the August 31 Transactions actually occurred (in thousands, unaudited):

                                                      Pro Forma          Pro Forma
                                                     For the Nine       For the Nine
                                                     Months Ended       Months Ended
                                                  September 30, 2004 September 30, 2003
                                                  ------------------ -------------------
Revenues
 Waste disposal and related services              $         211,620  $          209,265
 Energy                                                     100,093              98,922
 Other                                                       12,234              10,073
                                                  ------------------ -------------------
Total net revenues                                          323,947             318,260
                                                  ------------------ -------------------
Expenses
 Operating                                                  148,460             145,948
 Depreciation and amortization                               50,836              51,057
 General and administrative                                  31,616              35,144
 Loss on asset retirements                                      960               1,717
                                                  ------------------ -------------------
Operating income                                             92,075              84,394
Interest income                                               2,387               2,384
Interest expense                                            (49,442)            (49,713)
Loss on early extinguishment of debt                              -              (3,292)
Minority interests in net income of subsidiaries            (30,385)            (24,710)
Other income (expenses), net                                    225                (384)
                                                  ------------------ -------------------
Net income before taxes                                      14,860               8,679
Taxes                                                        (5,944)             (3,472)
                                                  ------------------ -------------------
Net income                                        $           8,916  $            5,207
                                                  ================== ===================

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

Summarized statement of operations information for Ref-Fuel Holdings is as follows (in thousands):

                                                      For the Four
                                                      Months Ended
                                                     April 30, 2004
                                                   ------------------

Revenues                                           $       137,537
Operating income                                            26,534
Net earnings                                                12,753
Company's equity in net earnings                             6,148

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):


                                     Useful Life  September 30, 2004    December 31, 2003
                                    ------------  -----------------------------------------
                                                     (unaudited)
 Plant and equipment                 2-50 years          $1,163,443   $                  -
 Land                                                         3,813                      -
 Leasehold improvements             Up to 17 years           44,562                      -
 Landfill                             13 years               15,470                      -
 Spare parts                                                 12,253                      -
 Construction in progress                                    12,180                      -
                                                  ------------------  ---------------------
 Total property, plant and
  equipment                                               1,251,721                      -
 Accumulated depreciation                                   (49,309)                     -
                                                  ------------------  ---------------------
 Property, plant and equipment, net                      $1,202,412   $                  -
                                                  ==================  =====================

6. Intangible Assets

Intangible assets consist of the following (in thousands):


                                                September 30,   December 31,
                                 Useful Life         2004            2003
                               ---------------  --------------  --------------
                                                 (unaudited)

Energy contracts                 6-16 years          $522,430   $           -
Waste contracts                    6 years             23,600               -
Financing costs                    7 years              9,241           9,216
Emissions credits                Indefinite            38,910               -
Other intangibles                Indefinite             3,599               -
                                                --------------  --------------
                                                      597,780           9,216
Accumulated amortization                              (52,649)           (138)
                                                --------------  --------------
Intangible assets, net                               $545,131   $       9,078
                                                ==============  ==============

7. Goodwill

Goodwill consists of the following (in thousands):

                                                      September 30, 2004  December 31, 2003
                                                      ------------------  -----------------
                                                             (unaudited)
Beginning balance                                              $      -   $              -
Goodwill from the consolidation of Ref-Fuel Holdings            121,945                  -
                                                      ------------------  -----------------
Ending balance                                                 $121,945   $              -
                                                      ==================  =================


8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (in thousands):


                                 September 30, 2004  December 31, 2003
                                 ------------------  -----------------
                                    (unaudited)
Accounts payable                           $27,408               $263
Incentive plan accruals                      4,083                  -
Compensation liabilities                     6,624                  -
Other                                        4,497                  -
                                 ------------------  -----------------
                                           $42,612               $263
                                 ==================  =================

9. Financing Arrangements

Long-term debt obligations of the Company consist of the following (in thousands):


                                                    Interest Rate                   September 30, December 31,
                                                    (average rate)  Final Maturity     2004         2003
                                                    -------------   --------------  ------------  ------------
                                                                                    (unaudited)

Senior Notes                                               7.375%           2010  $    225,000  $   225,000
                                                                                  ------------- ------------

 Ref-Fuel Holdings debt
  ARC Senior Notes                                          6.26%           2015       253,300            -
  Niagara Series 2001                               5.45 - 5.625%           2015       165,010            -
  Seconn Corporate Credit Bonds 1992
       Series A                                             6.45%           2022        30,000            -
  Seconn Corporate Credit Bonds ARC-
        I Series A and ARC-II Series A                      5.50%           2015        13,500
  Hempstead Corporate Credit Bonds                          5.00%           2010        42,670            -
  Hempstead project debt                              4.40%-5.00%           2009       133,278            -
  Essex project debt                                  5.32%-7.48%           2020       108,662            -
  Seconn project debt                                5.125%-5.50%           2015        53,499            -
  Semass Series 2001A                                5.50%-5.625%           2016       134,345            -
  Semass Series 2001B                                 5.00%-5.50%           2010       104,385            -
                                                                                  ------------- ------------
     Subtotal                                                                        1,038,649            -
                                                                                  ------------- ------------
                                                                                                          -
  Other obligations                                                                        294            -
                                                                                  ------------- ------------
 Total debt at par value                                                             1,263,943      225,000

  Unamortized debt premium, net                                                         57,785            -
     Current portion                                                                   (83,159)           -
                                                                                  ------------- ------------

 Total long-term debt obligations                                                 $   1,238,569 $   225,000
                                                                                  ============= ============

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

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):


                                        Amortization        September 30,         December 31,
                                        Period (years)            2004                 2003
                                      ------------------   -----------------     ----------------

Waste contracts acquired                           9-17            $120,243                   $-
Operating lease acquired                             14              42,094                    -
Energy contract levelization                         12              17,961                    -
Landfill liabilities                                 13              10,575                    -
Deferred revenue                                   8-20               3,780                    -
Incentive plan accruals                                               2,284                    -
                                                           -----------------     ----------------
                                                                   $196,937                   $-
                                                           =================     ================

See Note 15 for amortization of certain other long-term liabilities.


11. Income Taxes

The components of the provision for income taxes, for the three and nine months ended September 30, 2004 consist of the following (in thousands):

                               For the Three                  For the Nine
                                Months Ended                  Months Ended
                             September 30, 2004            September 30, 2004
                         ---------------------------     -----------------------

Current provision               $             3,506            $     5,189
Deferred provision                            1,238                  1,339
                         ---------------------------     -----------------------

                                $             4,744            $     6,528
                         ===========================     =======================


A reconciliation of the statutory federal income tax expense with the corporation's actual effective combined federal and state income tax expense for the three and nine months ended September 30, 2004 is as follows (unaudited):

                                          For the Three         For the Nine
                                           Months Ended        Months Ended
                                        September 30, 2004  September 30, 2004
                                        ------------------ -------------------

Statutory federal income tax rate                    35.0%             35.0%
State tax rate, net of federal benefit                5.6%              5.6%
Other                                                 1.8%              1.5%
                                        ------------------ ------------------

Total combined effective federal and
     state income tax rate                           42.4%             42.1%
                                        ================== ==================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred income tax liability included in the consolidated financial statements as of September 30, 2004 is comprised of $116.0 million attributable to the Company's investment in Ref-Fuel Holdings and $2.7 million attributable to the subsidiaries of Ref-Fuel Holdings investments in the ARC operating companies.


12. Operational and Other Agreements

The ARC operating facilities at Hempstead, Essex, Seconn, Semass and Delaware Valley operate under various long-term service agreements, the terms of which extend from 2009 through 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements.

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

In August 2004, USEPA notified American Ref-Fuel Company of Essex County that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Ref-Fuel is one of at least 52 Potentially Responsible Parties
(PRPs) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from Ref-Fuel's Essex County facility site, which abuts the river. USEPA's notice letter states that Ref-Fuel may be liable for costs related to a proposed $10 million study of the Lower Passaic River and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Ref-Fuel believes that its contribution will be determined to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Ref-Fuel Holdings' liability for the study or any eventual natural resource damage.

Landfill Agreements

Semass Partnership, a subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco).

Beginning in May 1997 Wankinco provided several notices purportedly terminating the lease on the CMW Landfill based upon an allegation that the lease term automatically expired due to alleged failures to strictly comply with the terms of the lease. In June 1997, Semass Partnership and CMW filed suit against Wankinco and A. D. Makepeace Company, Inc., Wankinco's parent company, seeking a declaratory judgment that Semass Partnership and CMW may continue to operate the CMW Landfill. Trial of the matter before the court was completed in 2001 and a decision was received by the Company in December 2002, which decided virtually all issues in favor of the Semass Partnership. The Semass Partnership avoided both forfeiture of possession and any liability for damages due to landfill operations. Wankinco appealed in January 2003, and on August 19, 2004, the Appellate Court upheld the Trial Courts decision in respect of all decisions related to the alleged lease violations. One ruling unrelated to lease forfeiture or damages for unlawful possession was remanded because the Judge's ruling that Semass had not engaged in "an unfair and deceptive act or practice" applied the law conjunctively rather than disjunctively (as required by the law). The Appellate Court affirmed the Judge's ruling that there was no unfairness but remanded the question of deception for further findings since the Appellate Court, due to the use of the conjunctive rather than the disjunctive, was unable to infer that the Judge did not find a compensable deceptive act. Management believes that the Judge's ruling on remand will clarify this issue in favor of the Company. In addition, Wankinco appealed the Appellate Court's decision on the lease issues to the Supreme Judicial Court of Massachusetts and, on September 30, 2004, the Supreme Judicial Court denied Wankinco's Application for Further Appellate Review. Accordingly, except for the remand discussed above, the favorable decisions received by Semass have become final and nonappealable. Apart from this decision, the Semass Partnership and Wankinco continue litigating several other actions involving regulatory issues at the landfill.

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

Future Minimum Payments Under Operating Leases

Delaware Valley leases the Delaware Valley Project pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley (and ARC LLC by virtue of a guaranty) become obligated to pay a contractually specified "stipulated loss" value that declines over time and was approximately $171.4 million as of September 30, 2004.

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


15. Supplemental Disclosure of Cash Flow Information

Depreciation and amortization expense included in the Statements of Cash Flows for the six months ended September 30, 2004 consists of the following expenses
(revenues) (in thousands):

                                                                              September 30,
     Asset / liability                   Statement of operations                   2004
---------------------------     ----------------------------------------   -----------------

Property, plant and equipment   Depreciation and amortization (1)                   $27,993
Energy contracts                Energy revenues                                      24,008
Long-term waste contracts       Waste disposal and related services                  (4,029)
Lease                           Operating expenses (rent expense)                      (275)
Debt                            Interest expense                                     (5,159)
                                Waste disposal and related services and
Deferred revenue                 energy revenues                                        (16)
                                                                           -----------------
 Total                                                                              $42,522
                                                                           =================
(1) Includes amortization of intangible assets.

Noncash investing and financing activities:
Cash from the consolidation of Ref-Fuel Holdings at April 30, 2004                  $40,238
Cash paid for interest                                                              $40,630

16. Subsequent Event - Name Change

Effective October 15, 2004, UAE Holdings Corp. changed its name to American Ref-Fuel Holdings Corp. and UAE Ref-Fuel II Corp. changed its name to ARC II Corp and United American Energy Corp. changed its name to Ref-Fuel Corp. Effective October 18, 2004, UAE Ref-Fuel LLC changed its name to Ref-Fuel LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion contains forward-looking statements. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Risk Factors," below. The following should be read in conjunction with the financial statements and related notes included elsewhere in this report. As of April 30, 2004, we hold a 50% indirect controlling membership interest in Ref-Fuel Holdings and the results of operations have been consolidated from that period.

The following is a discussion of the financial condition and results of operations for the three and nine months ended September 30, 2004. This discussion should be read in connection with our historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003, as well as the historical financial statements of Ref-Fuel Holdings and the supplemental pro forma information that follows.

General

We were formed in August 2003 and acquired our interest in Ref-Fuel Holdings in December 2003. Because we were not yet in existence, there are no financial results for the third quarter of 2003 comparable to the data for the third quarter of 2004. For comparative results, see Supplemental Pro Forma Information which follows.

The following summarizes the historical financial information for MSW Energy
Holdings II as of and for the three and nine months ended September 30, 2004
(unaudited, in thousands):


                                                  For the Three        For the Nine
                                                   Months Ended        Months Ended
                                                 September 30, 2004 September 30, 2004
                                                ------------------- -------------------

Statement of Operations Data:
Net revenues                                    $          112,958  $          186,410
Equity in net earnings of Ref-Fuel Holdings                      -               6,148
Operating expenses                                         (44,430)            (75,139)
Depreciation and amortization expense                      (16,820)            (27,993)
Administrative and general expense                          (9,229)            (17,119)
Gain (Loss) on asset retirement                                218                (618)
Interest income                                                886               1,403
Interest expense                                           (16,710)            (33,868)
Minority interest in net income of subsidiaries            (15,693)            (23,826)
Other income, net                                                3                 105
Income taxes                                                (4,744)             (6,528)
                                                ------------------- -------------------
Net income                                      $            6,439  $            8,975
                                                =================== ===================
Cash Flow Data:
Cash provided by operating activities                               $          110,611
Cash used in investing activities                                              (10,201)
Cash used in financing activities                                              (27,250)

Balance Sheet Data (at Sept. 30, 2004):
Total assets                                                        $        2,215,710
Total debt                                                                   1,321,728
Minority interest in consolidated subsidiaries                                 365,962
Total member's equity                                                          137,461

Results of Operations

For the Three Months Ended September 30, 2004

     Net revenues. Net revenues of $113.0 million for the three months ended September 30, 2004 represent Ref-Fuel Holdings three month results. Of that amount, $73.0 million is attributable to waste disposal and related services revenue, $36.2 million is attributable to energy revenue and $3.7 million is attributable to other revenue. There were no revenues during the same period in 2003 because results from Ref-Fuel Holdings were accounted for under the equity method of accounting.

     Equity in earnings of Ref-Fuel Holdings. Prior to the Equalization Transactions, which were consummated on April 30, 2004, we accounted for our investment in Ref-Fuel Holdings under the equity method of accounting. As a result of the Equalization Transactions, we are consolidating these results after April 30, 2004 and therefore no equity in earnings of Ref-Fuel Holdings is shown on our financial statements for the three months ended September 30, 2004.

     Operating expenses. Operating expenses of $44.4 million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' operational expenses.

     Depreciation and amortization expense. Depreciation and amortization expense of $16.8 million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' depreciation and amortization expenses.

     Administrative and general expense. The administrative and general expense of $9.2 million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' general and administrative expenses.

     Loss on asset retirement. The loss on asset retirement of $(0.2) million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' loss.

     Interest income. The majority of the interest income of $0.9 million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' interest income.

     Interest expense. Interest expense of $16.7 million for the three months ended September 30, 2004 represents Ref-Fuel Holdings' interest expense in the amount of $12.2 million and the interest expense for the three months ended September 30, 2004 attributable to the 2010 Senior Notes of $4.5 million.

     Income taxes. Income taxes expense of $4.7 million for the three months ended September 30, 2004, represents the tax liability using the effective tax rate of 42.4% for the quarter.

For the Nine Months Ended September 30, 2004

     Net revenues. Net revenues of $186.4 million for the nine months ended September 30, 2004 represent the consolidated results of operations of Ref-Fuel Holdings for the five-month period ended September 30, 2004. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. These revenues represent $122.1 million of waste disposal and related services revenue, $58.5 million of energy revenue and $5.8 million of other revenue.

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

     Operating expenses. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the operating expenses of $75.1 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' operational expenses for the five months ended September 30, 2004.

     Depreciation and amortization expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the depreciation and amortization expense of $28.0 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' depreciation and amortization expenses for the five months ended September 30, 2004.

     Administrative and general expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the administrative and general expense of $17.1 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' general and administrative expenses of $16.0 million for the five months ended June 30, 2004, and $1.1 million attributable to MSW Energy Holdings II's other activities.

     Loss on asset retirement. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the loss on asset retirement of $0.6 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' loss for the five months ended June 30, 2004.

     Interest income. As as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the majority of the interest income of $1.4 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' interest income for the five months ended June 30, 2004.

     Interest expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the interest expense of $33.9 million for the nine months ended September 30, 2004 represents Ref-Fuel Holdings' interest expense in the amount of $20.4 million for the five months ended September 30, 2004, and the interest expense for nine months ended September 30, 2004 attributable to the 2010 Senior Notes of $13.5 million, which represents 7 3/8 % interest.

     Income taxes. Income taxes expense of $6.5 million for the nine months ended September 30, 2004, represents the tax liability using the effective tax rate of 42.1% for the nine month period.

Cash Flow Activities

After the Equalization Transactions, UAE Holdings Corp. controls the operations of Ref-Fuel Holdings as 99.8% of the interests in Ref-Fuel Holdings are owned by the Company as of April 30, 2004 and MSW Energy Holdings. As a result, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the five months, and the balance sheet as of September 30, 2004. The Company is required to maintain cash and investment balances that are restricted by provisions of its debt, operational or lease agreements. These amounts are held by financial institutions in order to comply with contractual provisions requiring such reserves.

We were formed in August 2003 and acquired our interest in Ref-Fuel Holdings in December 2003. Because we were not yet in existence, there are no financial results for the third quarter of 2003 comparable to the data for the third quarter of 2004.

Operating Activities

Our net cash provided by operating activities of $110.6 million for the period for the nine months ended September 30, 2004 relates primarily to cash earnings, the distributions received from Ref-Fuel Holdings of $31.5 million in 2004, offset by the payment of $4.5 million of interest on our Senior Notes.

Investing Activities

Our net cash used in investing activities of $10.2 million for the nine months ended September 30, 2004 relates to cash from consolidation of Ref-Fuel Holdings which represented its April 30, 2004 balance of $40.2 million offset by the change in our restricted cash balance of $41.9 million and capital additions of $8.5 million during the five months ended September 30, 2004.

Financing Activities

Our net cash used in financing activities of $27.2 million for the nine months ended September 30, 2004 relates to distributions paid to members of $21.5 million and payments on long-term debt of $5.7 million during the five months ended September 30, 2004.

Supplemental Pro Forma Information

The following results represent the pro forma results as if MSW Energy Holdings
II acquisition of its interests in Ref-Fuel Holdings and Equalization
Transactions had occurred on January 1, 2003. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition and the Equalization
Transactions actually occurred on January 1, 2003. (In thousands):

                                                      Pro Forma          Pro Forma
                                                     For the Nine       For the Nine
                                                     Months Ended       Months Ended
                                                  September 30, 2004 September 30, 2003
                                                  ------------------ -------------------
Revenues
 Waste disposal and related services              $         211,620  $          209,265
 Energy                                                     100,093              98,922
 Other                                                       12,234              10,073
                                                  ------------------ -------------------
Total net revenues                                          323,947             318,260
                                                  ------------------ -------------------
Expenses
 Operating                                                  148,460             145,948
 Depreciation and amortization                               50,836              51,057
 General and administrative                                  31,616              35,144
    Loss on asset retirements                                   960               1,717
                                                  ------------------ -------------------
Operating income                                             92,075              84,394
Interest income                                               2,387               2,384
Interest expense                                            (49,442)            (49,713)
Loss on early extinguishment of debt                              -              (3,292)
Minority interests in net income of subsidiaries            (30,385)            (24,710)
Other income (expenses), net                                    225                (384)
                                                  ------------------ -------------------
Net income before taxes                                      14,860               8,679
Income taxes                                                 (5,944)             (3,472)
                                                  ------------------ -------------------
Net income                                        $           8,916  $            5,207
                                                  ================== ===================


Comparison of the Pro Forma Nine Months ended September 30, 2004 and 2003

Total Net Revenues. Total pro forma net revenues were $323.9 million for the nine months ended September 30, 2004, an increase of $5.7 million, or 1.8%, from the same period for the prior year. Increases in waste revenues of $2.3 million were attributable to an increase in waste processed at the facilities One of the Ref-Fuel Holdings facilities performed a planned major turbine overhaul in the second quarter of 2004, which contributed to the decrease in power revenues of $1.4 million, which was offset by increased steam sales of $2.3 million for the period ended September 30, 2004, as compared to the period ended September 30, 2003. Metals pricing increased over the prior year, resulting in an increase of $5.7 million in other revenues, which was partially offset by the expiration of an ash reuse marketing arrangement during the first quarter of 2004, decreasing revenues by $4.1 million, as compared to the prior year period.

Expenses. Operating expenses were $148.5 million for the nine months ended September 30, 2004, an increase of $2.5 million, or 2% from the prior year period. The most significant factors contributing to the increase were increased facility maintenance expenses performed during scheduled outages, which accounted for a $1.7 million increase and the cost of materials which increased by $1.8 million. Host fees increased by $1.1 million because the Company began operations in a new cell of its landfill and external engineering consulting increased by $0.4 million. These increases were partially offset by a $2.5 million decrease in ash disposal expense due to the expiration of an ash reuse deal in the first quarter of 2004 and a $0.6 million decrease in landfill expense on decreased landfill volumes.

General and administrative. General and administrative expenses were $31.6 million for the nine months ended September 30, 2004, a decrease of $3.5 million, or 10%, from the prior year's period due a decrease of $1.8 million in severance costs, a decrease of $1.5 million in a long-term compensation plan, a $0.3 million decrease in bad debt expense and $0.3 million decrease in office rental expense. These decreases were partially offset by a $0.4 million increase in miscellaneous general and employee expenses.

Debt Covenant

The indenture under which our Senior Notes were issued requires, among other things, but subject to certain exceptions, that we not permit any restricted payment unless certain ratio covenants based on our proportionate ownership of Ref-Fuel Holdings have been met. We are presenting pro forma proportionate adjusted data, including proportionate total cash and cash equivalents and reserves, proportionate total debt, proportionate interest expense and proportionate adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) because these twelve months results are used in the calculation of the restrictive covenants contained in the indenture governing our Senior Notes.

The unaudited summary pro forma condensed consolidated statements of operations data, pro forma MSW Energy Holdings II other data and pro forma proportionate other data for the twelve months ended September 30, 2004, have been prepared as if the UAE Merger and issuance of the Senior Notes had occurred on October 1, 2003. Accordingly, the following table includes the effects of push-down accounting on Ref-Fuel Holdings as if the UAE Merger had occurred on October 1, 2003.

The following table includes certain items that are not measures under generally accepted accounting principles and are not intended to supplant the information provided in accordance with generally accepted accounting principles. Furthermore, these measures may not be comparable to those used by other companies. The following tables should be read in conjunction with our historical financial statements and related notes.

Additionally, as required under the indenture agreement, the activity of Ref-Fuel Holdings is separate from MSW Energy Holdings II incremental activity in the following calculations (in thousands).

                                                                Pro Forma
                                                           Twelve Months Ended
                                                              September 30,
                                                                   2004
                                                           ---------------------

Pro Forma Proportionate other data
Proportionate Adjusted EBITDA (1)                                       137,757
Proportionate interest expense (2)                                       41,776
                                                           ---------------------
Ratio of proportionate Adjusted EBITDA to proportionate
   interest expense (3)                                                    3.3x
                                                                           ====

(1) Proportionate Adjusted EBITDA is defined as 50% of the pro forma Adjusted EBITDA of Ref-Fuel Holdings. Adjusted EBITDA (as calculated below) is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

Proportionate Adjusted EBITDA for the last twelve months ended September 30, 2004 is calculated by subtracting the results for the nine months ended
September 30, 2003 from the twelve months ended December 31, 2003, and then adding the nine months ended September 30, 2004, as follows (in thousands):

                                                                                       Pro Forma
                                          Pro Forma    Pro Forma Nine  Actual Nine  Twelve Months
                                         Year Ended     Months Ended   Months Ended      Ended
                                         December 31,   September 30,  September 30, September 30,
                                             2003            2003          2004           2004
                                       --------------- -------------- -------------- --------------
Ref-Fuel Holdings:
     Operating income                         $127,737        $85,482       $93,163       $135,418
     Depreciation and amortization              68,094         51,057        50,836         67,873
     Loss on retirements                         2,207          1,717           960          1,450
                                       --------------- -------------- -------------- --------------
     EBITDA                                    198,038        138,256       144,959        204,741
     Fair value adjustment amortization
       and revenue levelization
        adjustments                             69,608         52,326        53,491         70,773
                                       --------------- -------------- -------------- --------------
     Adjusted EBITDA                          $267,646       $190,582      $198,450        275,514
                                       =============== ============== ==============

MSW Energy Holdings II ownership
 percentage                                                                                     50%
                                                                                    ---------------
MSW Energy Holdings II Proportionate
 Adjusted EBITDA                                                                          $137,757
                                                                                    ===============

(2) Proportionate interest expense is defined as 50% of the pro forma interest expense for Ref-Fuel Holdings plus 100% of our pro forma interest expense.

The following table reconciles MSW Energy Holdings II Proportionate Interest
Expense (in thousands):


                                                                           Pro Forma
                                                                      Twelve Months Ended
                                                                       September 30, 2004
                                                                    ---------------------
                                                                         (in thousands)
Pro Forma Ref-Fuel Holdings interest expense                        $              49,676
   MSW Energy Holdings II ownership percentage                                        50%
                                                                    ---------------------
Ref-Fuel Holdings proportionate interest expense                                   24,838
   MSW Energy Holdings II pro forma incremental interest expense                   16,938
                                                                    ---------------------
MSW Energy Holdings II proportionate interest expense               $              41,776
                                                                    =====================

(3) Proportionate Adjusted EBITDA to proportionate interest expense is defined as the quotient of proportionate Adjusted EBITDA divided by proportionate interest expense.

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

Principles of Consolidation. The accompanying consolidated financial statements include accounts of MSW Energy Holdings II, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and, as of April 30, 2004, is consolidating its results. All significant intercompany transactions and accounts have been eliminated.

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

Goodwill. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of Financial Accounting Standard (FAS No. 142), "Goodwill and Other Intangible Assets", the Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flows approach.

Intangible Assets. Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from six to sixteen years.

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

Other Liabilities. Landfill closure and postclosure costs are included in other long-term liabilities. The Company accrues landfill closure and postclosure costs as the remaining permitted space of the landfill is consumed over the expected life cycle of the landfill.

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

Income Taxes. As the Company is a limited liability company, it is not directly subject to Federal and State income taxes; rather its income or loss is required to be included in the income tax returns of its member. The Company's member, UAE Holdings Corp., is a C corporation for tax purposes. For the period ended September 30, 2004, the Company's provision reflects the C corporation taxes that its member is responsible for on the income of the Company.

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

The operating results of the Company will be included on the income tax return of the Company's member. Accordingly, the income tax payable on the accompanying consolidated balance sheet at September 30, 2004 will not be paid by the Company; however, it will be included along with the results of the member itself and other subsidiaries of the Company's member in determining the income tax liability, if any, of its member.

Push-Down Accounting. Upon consummation of the UAE Merger between MSW Merger LLC and UAE Holdings Corp. on December 12, 2003 and taking into account the June 30, 2003 acquisition by MSW Energy Holdings LLC of Duke's membership interest in Ref-Fuel Holdings, affiliates of Credit Suisse First Boston Private Equity, Inc. and AIGGIC own, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and will exercise voting power with respect to the remaining 0.2% interest). Emerging Issues Task Force (EITF) Topic D-97, Push-Down Accounting, requires that Ref-Fuel Holdings financial statements reflect this change in ownership. See Notes 2 and 4 to "MSW Energy Holdings II LLC and Subsidiaries--Notes to Consolidated Financial Statements (Unaudited)" included herein.


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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations outstanding as of September 30, 2004 (in thousands):

                                              Less than 1                      More than
     Contractual Obligations        Total         Year    1-3 Years 3-5 Years    5 Years
     -----------------------     -----------  ----------- --------- ---------  ----------

Long-Term Debt Obligations       $1,321,728      $83,159  $157,052  $185,243    $896,274

Operating Lease Obligations         147,596       14,178    27,681    41,074      64,663

Other Long-Term Obligations          19,485        6,781     2,130         -      10,574
                                 -----------  ----------- --------- ---------  ----------
                         Total   $1,488,809     $104,118  $186,863  $226,317    $971,511
                                 ===========  =========== ========= =========  ==========

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

The indenture governing our outstanding debt contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions limit our ability and the ability of any restricted subsidiaries to do the following, among other things:

     --   incur additional indebtedness;

     --   create liens;

     --   pay dividends or make other equity distributions;

     --   purchase or redeem capital stock;

     --   make investments;

     --   sell assets or consolidate or merge with or into other companies; and

     --   engage in transactions with affiliates.

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

American Ref-Fuel's receipt of distributions from the ARC operating companies and TransRiver are dependent on the successful operation of the ARC operating facilities. The operation of the ARC operating facilities involves many risks, including:

     --   the breakdown or failure of equipment or processes;

     -- the difficulty or inability to find suitable replacement parts for equipment;

     -- the performance of the ARC operating facilities below expected levels of waste throughput, electric or steam generation or efficiency;

     --   the unavailability of sufficient quantities of waste;

     --   decreases in the fees for solid waste disposal;

     -- decreases in the demand or market prices for recovered ferrous and nonferrous metal;

     --   disruption in the transmission of electricity generated;

     --   labor disputes;

     --   operator error;

     -- catastrophic events such as hurricanes, earthquakes, floods and acts of terrorism that damage or destroy the facilities or the area in which the facilities are located;

     -- changes in law or application of law (including any applicable environmental laws or permit requirements); and

     --   the exercise of the power of eminent domain.

While American Ref-Fuel will maintain insurance to protect against certain of these risks, the insurance may not cover all of these risks and the proceeds of the insurance may not fully compensate for damages to the ARC operating facilities and the ARC operating facilities' lost revenues or increased expenses. A decrease or elimination of revenues generated by the ARC operating facilities or an increase in the costs of operating the ARC operating facilities could decrease or eliminate funds available to American Ref-Fuel to make distributions to Ref-Fuel Holdings which, in turn, would decrease or eliminate the funds available to Ref-Fuel Holdings to make distributions to us, which would adversely affect our financial condition.

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

If the ARC operating facilities do not obtain a supply of solid waste at prices and quantities that are sufficient to operate the ARC operating facilities at their expected operating levels, it will adversely affect the operations of American Ref-Fuel and its ability to make distributions to Ref-Fuel Holdings, which would adversely affect our financial condition. One or more of the following factors could impact the price and supply of waste:

     --   defaults by waste suppliers under their contracts;

     --   a decline in solid waste supply due to increased recycling;

     --   composting of municipal solid waste;

     -- legal prohibitions against disposal of certain types of solid waste in WTE facilities; or

     -- increased competition from landfills, recycling facilities and transfer stations.

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

Certain environmental permits for the ARC operating facilities are subject to periodic renewal or reissuance. Regulatory authorities may not renew or reissue the permits. In addition, any renewed or reissued environmental permit may contain new, more stringent requirements resulting in the need for additional capital and operating expenditures due to additions to or modifications of the ARC operating facilities in order to bring the ARC operating facilities into compliance with the renewed or reissued permits' terms. Certain environmental permits contain terms that can result in periodic adjustment of operating limits, which can result in reduced revenue. Any of the following events could adversely affect the amount of distributions available to American Ref-Fuel and the ability of American Ref-Fuel to make distributions to Ref-Fuel Holdings:

     --   loss of environmental permits;

     --   reduction in allowed operations;

     -- failure or delay in the renewal or reissuance of environmental permits;

     -- any increase in operating costs resulting from any renewed or reissued environmental permit; and

     -- any expenditures, penalties, restrictions and/or liabilities resulting from any other non-compliance.

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

Item 4.  Controls and Procedures

MSW Energy Holdings II

As of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of MSW Energy Holdings II evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MSW Energy Holdings II's periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended September 30, 2004.

MSW Energy Finance II

As of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of MSW Energy Finance II evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MSW Energy Finance II's periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended September 30, 2004.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

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

     (b)  Reports on Form 8-K

     Current Reports on Form 8-K dated August 12, 19 and 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings II LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MSW ENERGY HOLDINGS II LLC

                                                 By: /s/ John T. Miller
                                                     -----------------------
                                                     John T. Miller
                                                     Chief Executive Officer

                                                 Date:  November 12, 2004
                                                      ----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


       Signature                        Title                         Date
-----------------------     ----------------------------       -----------------
                            Chief Executive Officer            November 12, 2004
/s/ John T. Miller          (Principal Executive Officer)
------------------
   John T. Miller

                            Chief Financial Officer            November 12, 2004
/s/ Michael J. Gruppuso     (Principal Financial and
-----------------------     Accounting Officer)
    Michael J. Gruppuso

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co. II, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MSW ENERGY FINANCE CO. II, INC.

                                     By: /s/ John T. Miller
                                         -------------------------------------
                                         John T. Miller
                                         President and Chief Executive Officer

                                     Date:  November 12, 2004
                                          ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


    Signature                        Title                           Date
-----------------------  -----------------------------        ------------------

                         President and Chief Executive        November 12, 2004
/s/ John T. Miller       Officer (Principal Executive
-----------------------  Officer)
John T. Miller

                         Chief Financial Officer              November 11, 2004
/s/ Michael J. Gruppuso  (Principal Financial and
-----------------------  Accounting Officer)
Michael J. Gruppuso

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