Form 10-Q
period 2005-03-31
MSW ENERGY FINANCE CO II INC; MSW ENERGY HOLDINGS II LLC
filed 2005-05-04
CIK 1276517, 1276518

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

For the quarter ended March 31, 2005
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

     0001276518           MSW Energy Holdings II LLC                    Delaware                     13-3213489
     0001276517           MSW Energy Finance Co. II, Inc.               Delaware                     20-0400947

Commission File Number   (Exact name of each registrant as    (State or other jurisdiction        (I.R.S. Employer
                            specified in its charter)              of incorporation or          Identification Number)
                                                                      organization)

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

                                TABLE OF CONTENTS



Part I   FINANCIAL INFORMATION.............................................................................3
Item 1.  Consolidated Financial Statements.................................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............20
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................29
Item 4.  Controls and Procedures..........................................................................31
PART II  OTHER INFORMATION................................................................................31
Item 1.  Legal Proceedings................................................................................31
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.......................................33
Item 3.  Defaults Upon Senior Securities..................................................................33
Item 4.  Submission of Matters to a Vote of Security Holders..............................................33
Item 5.  Other Information................................................................................33
Item 6.  Exhibits.........................................................................................34

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

Part I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)


                      Assets

                                               March 31, 2005  December 31, 2004
                                               --------------  -----------------
Current assets
  Cash and cash equivalents                      $    49,254     $    86,347
  Restricted cash and short-term investments          44,083          61,995
  Accounts receivable, net of allowance for
   doubtful accounts of $1,317 and $1,491,
   respectively                                       68,241          72,027
  Prepaid expenses and other current assets           14,509          11,012
                                               --------------  --------------
Total current assets                                 176,087         231,381
                                               --------------  --------------

Long-term assets
  Property, plant and equipment, net               1,185,048       1,187,178
  Intangible assets, net                             520,091         536,229
  Goodwill                                           123,984         123,984
  Restricted cash and long-term investments           87,328          85,926
  Other long-term assets                              11,755           4,806
                                               --------------  --------------
Total long-term assets                             1,928,206       1,938,123
                                               --------------  --------------
Total assets                                     $ 2,104,293     $ 2,169,504
                                               ==============  ==============

         Liabilities and Member's Equity

Current liabilities
  Accounts payable and other current liabilities $    45,108     $    41,171
  Current portion of long-term debt                   75,713          87,184
  Accrued interest payable                            20,287          16,448
  Income taxes payable                                     -              35
                                               --------------  --------------
Total current liabilities                            141,108         144,838
                                               --------------  --------------

Long-term liabilities
  Long-term debt                                   1,163,093       1,183,829
  Deferred taxes                                     128,556         126,944
  Other long-term liabilities                        196,764         201,996
                                               --------------  --------------
Total long-term liabilities                        1,488,413       1,512,769
                                               --------------  --------------
Total liabilities                                  1,629,521       1,657,607
                                               --------------  --------------

Commitments and contingencies (Notes 10 and 11)

Minority interest in consolidated subsidiary         348,482         364,004
                                               --------------  --------------

Member's equity
    Total member's equity                            126,290         147,893
                                               --------------  --------------
    Total liabilities and member's equity        $ 2,104,293     $ 2,169,504
                                               ==============  ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Unaudited, in thousands)


                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                  March 31, 2005  March 31, 2004
                                                  --------------  --------------

Revenues
  Waste disposal and related services               $    64,639     $         -
  Energy                                                 32,388               -
  Other                                                   3,204               -
                                                  --------------  --------------
    Total net revenues                                  100,231               -

Expenses
  Operating                                              52,794               -
  Depreciation and amortization                          16,736               -
  General and administrative                             10,971               -
  Loss on asset retirements                               1,386               -
                                                  --------------  --------------

    Operating income                                     18,344               -

Interest income                                           1,106              17

Interest expense                                        (16,319)         (4,494)

Equity in net earnings of unconsolidated
 affiliate - Ref-Fuel Holdings                                -           4,218

Minority interests in net income of subsidiaries         (3,978)              -

Other income (expense), net                                 360            (208)
                                                  --------------  --------------

    Loss before income taxes                               (487)           (467)

Income tax benefit                                          208             192
                                                  --------------  --------------

Net loss                                            $      (279)    $      (275)
                                                  ==============  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBER'S EQUITY

                            (Unaudited, in thousands)


                                                 Accumulated Other
                                     Member's      Comprehensive
                                     Interest         Income            Total
                                   ------------  -----------------  ------------
Balance, January 1, 2004             $ 149,980      $           -     $ 149,980
  Finalization of purchase
   accounting                            4,573                  -         4,573
  Contributions from member of
   taxes                                11,479                  -        11,479
  Capital contribution from member          52                  -            52
  Distribution to members              (31,150)                 -       (31,150)
  Unrealized gain on investments
   from the consolidation of Ref-
   Fuel Holdings                             -                211           211
  Comprehensive income                  12,959               (211)       12,748
                                   ------------  -----------------  ------------
Balance, December 31, 2004             147,893                  -       147,893
Distributions to members               (21,324)                 -       (21,324)
Net loss                                  (279)                 -          (279)
                                   ------------  -----------------  ------------
Balance, March 31, 2005              $ 126,290      $           -     $ 126,290
                                   ============  =================  ============




        The accompanying notes are an integral part of these consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Unaudited, in thousands)


                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                  March 31, 2005  March 31, 2004
                                                  --------------  --------------

Cash flows from operating activities
  Net (loss)                                        $      (279)      $    (275)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                        26,178               -
    Deferred taxes                                        1,613             457
    Revenue contract levelization                           328               -
    Equity earnings in unconsolidated affiliate -
     Ref-Fuel Holdings                                        -          (4,218)
    Amortization of deferred financing fees                   -             346
    Distributions from unconsolidated affiliate -
     Ref-Fuel Holdings                                        -          24,000
    Minority interest in consolidated
     subsidiaries                                         3,978               -
    Loss on asset retirements                             1,386               -
  Changes in assets and liabilities
    Accounts receivable, net                              3,786               -
    Prepaid expenses and other current assets            (3,486)              2
    Other long-term assets                               (6,902)              -
    Accounts payable and other current
     liabilities                                          3,938             (79)
    Taxes payable                                           (47)           (649)
    Accrued interest payable                              3,839            (322)
    Other long-term liabilities                          (1,915)              -
                                                  --------------  --------------
Net cash provided by operating activities                32,417          19,262
                                                  --------------  --------------
Cash flows from investing activities
    Change in restricted cash and investments, net       16,510               -
    Additions of property, plant and equipment          (17,076)              -
    Payments for investment costs                             -             (75)
    Proceeds from sale of assets                          1,036               -
                                                  --------------  --------------
Net cash used in investing activities                       470             (75)
                                                  --------------  --------------
Cash flows from financing activities
    Distributions paid to holders of minority
     interest                                           (19,500)              -
    Payments on long-term debt                          (29,156)              -
    Payments of deferred financing fees                       -             (15)
    Distributions paid to member                        (21,324)        (17,453)
                                                  --------------  --------------
Net cash provided by (used in) financing
 activities                                             (69,980)        (17,468)
                                                  --------------  --------------
Net (decrease) increase in cash and cash
 equivalents                                            (37,093)          1,719
Cash and cash equivalents, beginning of period           86,347               2
                                                  --------------  --------------
    Cash and cash equivalents, end of period        $    49,254       $   1,721
                                                  ==============  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

MSW Energy Holdings II LLC and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Organization

MSW Energy Holdings II LLC (MSW Energy Holdings II and collectively hereinafter with its subsidiaries, referred to as the Company), a Delaware limited liability company formed in August 2003 and its wholly-owned subsidiary, MSW Energy Finance Co. II, Inc. (MSW Finance II), a Delaware corporation, were formed for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC (MSW Merger), the Company's indirect parent, with and into American Ref-Fuel Holdings Corp. (Holdings Corp.), formerly known as United American Holdings Corp. (the Merger). After the Merger, Ref-Fuel II Corp. (Ref-Fuel II, formerly known as UAE Ref-Fuel II Corp.) a Delaware corporation, an indirect subsidiary of Holdings Corp., became a subsidiary of MSW Energy Holdings II. The Merger was completed on December 12, 2003 (see Note 3). After completion of the Merger, MSW Energy Holdings II held a direct 49.9% capital interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) and wholly owns Ref-Fuel II, which owned a 0.1% capital interest in Ref-Fuel Holdings. Both interests were contributed to MSW Energy Holdings II by Holdings Corp. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel Company LLC (ARC, American Ref-Fuel or ARC LLC). American Ref-Fuel, which through subsidiaries, owns and operates six waste-to-energy facilities in the northeast United States. From inception (August 20, 2003) through December 12, 2003, MSW Energy Holdings II did not have any operations, other than incurring interest on its debt.

MSW Finance II was organized in November 2003 for the sole purpose of acting as co-issuer with MSW Energy Holdings II of $225.0 million aggregate principal amount of 7 3/8% senior secured notes due September 1, 2010 (Senior Notes). Other than serving as co-issuer, MSW Finance II does not conduct operations of its own and has no assets.

On April 30, 2004, MSW Energy Holdings II's indirect owner, Holdings Corp., entered into a series of transactions (Equalization Transactions) which changed its ownership structure. As a result, Holdings Corp. is owned 60% by several private equity funds (the DLJMB Funds), each of which is managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), and 40% by several investment funds (the Highstar Funds), each of which is managed by AIG Global Investment Corp. (AIGGIC) (the Control Group). The Equalization Transactions resulted in the DLJMB Funds affiliates collectively owning a 60% indirect interest in MSW Energy Holdings II and the Highstar Funds affiliates collectively owning a 40% indirect interest in MSW Energy Holdings II.

Also as a result of the Equalization Transactions, MSW Energy Holdings LLC (MSW Energy Holdings), which holds a 49.8% membership interest in Ref-Fuel Holdings, is owned (i) 60% by MSW Acquisition LLC, an affiliate of CSFB Private Equity,
(ii) 39.99% collectively by entities managed by AIGGIC, and (iii) 0.01% by Holdings Corp., who was named the managing member.

On August 31, 2004, Holdings Corp., the DLJMB Funds and the Highstar Funds effected a series of transactions that resulted in Ref-Fuel LLC (formerly known as United American Energy Holdings Corp.), a direct subsidiary of Holdings Corp. becoming the indirect parent of MSW Energy Holdings (August 31 Transactions).

After the Equalization Transactions, Holdings Corp. controls the operations of Ref-Fuel Holdings as 99.8% of the interests in Ref-Fuel Holdings are owned by the Company and MSW Energy Holdings (effective as of April 30, 2004). As a result, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the period from May 1, 2004.

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

On February 1, 2005, the Control Group announced that they have signed a definitive agreement to sell Holdings Corp. to Danielson Holding Corporation (Danielson) (the Sale). Danielson will pay $740 million in cash for the equity of Holdings Corp. and will assume the consolidated net debt of Holdings Corp. Notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was obtained on March 21, 2005. Federal Energy Regulatory Commission approval was obtained on March 29, 2005 and pending the required financing, the transaction is expected to close in the second quarter of 2005. In connection with the Sale, costs relating to transaction expenses, severance, employment contracts, the Option Modification Agreement (see Note 12), Long-Term Incentive Plans, housing subsidies, lease termination and other related items are estimated to be between $50 million and $70 million.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the period presented. The accounting policies followed during interim periods reported are in conformity with accounting principles generally accepted in the United States of America; however, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes that the disclosures included are adequate and provide sufficient information. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for a full year.


2.   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSW Energy Holdings II, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004, is consolidating its results of operations, cash flows and balance sheet. All significant intercompany transactions and accounts have been eliminated. The minority interests reported relates to Duke's 0.2% interest and MSW Energy Holdings' 49.8% interest in Ref-Fuel Holdings.

Reclassifications

Certain reclassifications have been made to the prior year to conform to the current period's presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the (a) reported amounts of assets and liabilities at the date of the financial statements; (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (c) reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets, allowances for doubtful accounts receivable, estimated useful lives and fair value adjustments of net tangible and intangible assets, liabilities for self-insurance and certain landfill liabilities. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.

Equity Method Investment

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate.

The Company's investment in Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include the Company's share of net earnings in "Equity in net earnings of Ref-Fuel Holdings" for the period up to April 30, 2004.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation", (FAS 123) as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS No. 123" concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans.

Risks and Uncertainties

The Company's operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations and adversely affect the Company's financial condition and prevent it from fulfilling its obligations include but are not limited to, the Company's dependency on the operations of the ARC operating companies and the Company's substantial indebtedness.

Effect of New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" (FAS 123(R)). FAS 123(R) revises FAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a change from our current practice. On April 14, 2005, the SEC announced that FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. We are reviewing FAS 123(R), and are currently assessing the impact to our financial statements. In compliance with the SEC requirements, we will adopt FAS 123(R) as of January 1, 2006.

3.   Equity Investment in Ref-Fuel Holdings

Summarized statement of operations information for Ref-Fuel Holdings is as follows (unaudited, in thousands):

                                                For the Three
                                                Months Ended
                                               March 31, 2004
                                              ----------------
                   Revenues                     $     102,105
                   Operating income                    18,758
                   Net earnings                         8,802
                   Company's equity in net
                    earnings                            4,218


Pro Forma Information

The following results represent the unaudited pro forma results as if the Equalization Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition, the Equalization Transactions and the August 31 Transactions actually occurred on January 1, 2004 (unaudited, in thousands):

                                                            Pro Forma
                                                          For the Three
                                                          Months Ended
                                                         March 31, 2004
                                                        ----------------
     Revenues
       Waste disposal and related services                $      65,321
       Energy                                                    31,658
       Other                                                      5,126
                                                        ----------------
     Total net revenues                                         102,105
                                                        ----------------
     Expenses
       Operating                                                 54,621
       Depreciation and amortization                             17,371
       General and administrative                                11,041
       Loss on asset retirements                                    522
                                                        ----------------
     Operating income                                            18,550
     Interest income                                                757
     Interest expense                                           (15,328)
     Minority interests in net income of subsidiaries            (4,401)
     Other income, net                                              138
                                                        ----------------
     Net loss before taxes                                         (284)
     Taxes                                                          116
                                                        ----------------
     Net loss                                             $        (168)
                                                        ----------------

4.   Property, Plant and Equipment

Property, plant and equipment consists of the following (unaudited, in thousands):


                                 Useful Life   March 31, 2005  December 31, 2004
                               --------------  --------------  -----------------

   Plant and equipment           2-50 years    $   1,207,766   $   1,206,558

   Land                                                3,813           3,813

   Leasehold improvements         Up to 17             5,575           5,575
                                    years

   Landfill                       13 years            17,768          17,768

   Spare parts                                        12,282          12,282

   Construction in progress                           13,365           6,244
                                               --------------  --------------
 Total property, plant and equipment               1,260,569       1,252,240

   Accumulated depreciation                          (75,521)        (65,062)
                                               --------------  --------------
 Property, plant and equipment, net            $   1,185,048   $   1,187,178
                                               ==============  ==============


5.   Intangible Assets

Intangible assets consist of the following (unaudited, in thousands):


                                 Useful Life   March 31, 2005  December 31, 2004
                               --------------  --------------  -----------------

   Energy contracts              5-15 years    $     525,125   $     525,125

   Waste contracts                 5 years            23,600          23,600

   Financing costs                 7 years             9,270           9,270

   Emissions credits              Indefinite          43,377          43,377

   Other intangibles              Indefinite           3,579           3,579
                                               --------------  --------------
                                                     604,951         604,951

   Accumulated amortization                          (84,860)        (68,722)
                                               --------------  --------------
   Intangible assets, net                      $     520,091   $     536,229
                                               ==============  ==============



6.   Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consist of the following (unaudited, in thousands):

                                              March 31, 2005   December 31, 2004
                                              --------------   -----------------

   Accounts payable                            $      32,034   $      25,015

   Incentive plan accruals                             3,975           3,569

   Compensation liabilities                            4,614           8,254

   Other                                               4,485           4,333
                                               --------------  --------------
                                               $      45,108   $      41,171
                                               ==============  ==============

7.   Financing Arrangements

Long-term debt obligations of the Company consist of the following (unaudited, in thousands):

                                               Interest Rate       Final         March 31, 2005     December 31, 2004
                                               (average rate)     Maturity      ----------------    -----------------
Senior Notes                                       7.375%           2010          $     225,000       $     225,000

Ref-Fuel Holdings debt
   ARC Senior Notes                                6.26%            2015                240,000             240,000
   Niagara Series 2001                         5.45 - 5.625%        2015                165,010             165,010
   Seconn Corporate Credit Bonds 1992              6.45%            2022                 30,000              30,000
    Series A
   Seconn Corporate Credit Bonds ARC-              5.50%            2015                 13,500              13,500
    I Series A and ARC-II Series A

   Hempstead Corporate Credit Bonds                5.00%            2010                 42,670              42,670
   Hempstead project debt                      4.625%-5.00%         2009                114,543             114,543
   Essex project debt                           5.32%-7.48%         2020                 96,496              96,496
   Seconn project debt                         5.125%-5.50%         2015                 50,602              50,602
   Semass Series 2001A                          5.50%-5.625%        2016                134,345             134,345
   Semass Series 2001B                          5.25%-5.50%         2010                 75,250             104,385
                                                                                ----------------    ----------------
       Subtotal                                                                         962,416             991,551
                                                                                ----------------    ----------------

   Other obligations                                                                        252                 273
                                                                                ----------------    ----------------
Total debt at par value                                                               1,187,668           1,216,824

   Unamortized debt premium, net                                                         51,138              54,189
   Current portion                                                                      (75,713)            (87,184)
                                                                                ----------------    ----------------

                                                                                  $   1,163,093       $   1,183,829
                                                                                ================    ================

8.   Other Long-Term Liabilities

Other long-term liabilities consist of the following (unaudited, in thousands):

                                Amortization
                               Period (years)  March 31, 2005  December 31, 2004
                               --------------  --------------  -----------------

Waste contracts acquired             9-17      $     117,493   $     120,276
Operating lease acquired              14              37,629          38,453
Energy contract levelization          12              24,451          24,123
Landfill liabilities                  13              11,305          10,699
Deferred revenue                     8-20              5,163           5,112
Incentive plan accruals                                  723           3,333
                                               --------------  --------------
                                               $     196,764   $     201,996
                                               ==============  ==============


See Note 13 for amortization of certain other long-term liabilities.

9.   Income Taxes

The components of the provision for income taxes, for the three months ended March 31, 2005 and 2004 consist of the following (in thousands):

                                           For the Three        For the Three
                                            Months Ended         Months Ended

                                           March 31, 2005       March 31, 2004
                                         ------------------   ------------------

     Current provision                     $       (1,821)      $         (649)
     Deferred provision                             1,613                  457
                                         ------------------   ------------------

     Total consolidated income tax
       benefit                             $         (208)       $         (192)
                                         ==================   ==================


The Company has federal net operating loss carryforwards of approximately $1.3 million at of December 31, 2004, which expire between 2021 and 2024 and state net operating loss carryforwards of approximately $2.2million, which have various expiration dates.

10.  Operational and Other Agreements

The ARC operating facilities operate under various long-term service agreements, the remaining terms of which end on dates ranging between 2009 and 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements.

Duke and Allied Waste Industries, Inc. (Allied) are each obligated to fund one-half of certain cash shortfalls and other liabilities of Essex arising out of operating the project, including certain environmental claims. Essex and ARC LLC entered into agreements with Duke and Allied requiring Essex and ARC LLC to reimburse, indemnify and defend Duke and Allied from any liability in respect to these obligations.

With respect to the Delaware Valley facility, ARC LLC has guaranteed amounts payable by Delaware Valley pursuant to certain agreements. ARC LLC guarantees through 2006 the obligations of Delaware Valley under its service agreement with the Delaware County Solid Waste Authority. In conjunction with the acquisition of the facility, ARC LLC also provides an indemnity to the sellers of the facility from post-acquisition service agreement liability and environmental damages as a result of remedial action for releases or threatened releases of hazardous substances at the facility.

In order to provide ARC LLC with an additional source of funds to meet calls on its project support obligations, MSW Energy Holdings and Ref-Fuel Corp. entered into the Equity Contribution Agreement pursuant to which each of them have agreed to provide up to $50 million in equity capital to ARC LLC.

11.  Commitments and Contingencies

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

Future Mercury Regulation at the Essex Facility. On December 6, 2004 the New Jersey Department of Environmental Protection (NJDEP) promulgated regulations applicable to the Essex facility that will make mercury emission requirements more stringent. Specifically, the new regulations increase the required removal efficiency to 85% removal on January 3, 2006 and 95% removal on January 3, 2012 versus the current 80% removal, while retaining the alternative limit of 28 micrograms per cubic meter. As a result of the new regulations, there is an increased risk that emission exceedances will occur and therefore an increased probability that additional controls will ultimately be required to prevent such exceedances. ARC believes that the new requirements may at a minimum result in increased operating costs due to increased use of activated carbon in the current control equipment. It is also possible that the regulations will require the installation of additional pollution control equipment such as compact hybrid particulate collector units, a device similar to a baghouse. Management estimates that the cost of the installation of such additional pollution control equipment, if required, would be approximately $38 million. The Essex service agreement provides a mechanism for a pass-through to the Port Authority of New York and New Jersey of the majority of any additional capital and operating costs that may be required. We cannot currently determine the likelihood of additional and operating capital costs being incurred in connection with these changes in regulation, or the total of any such costs.

Lower Passaic River Study. In August 2004, United States Environmental Protection Agency (USEPA) notified Essex that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 Potentially Responsible Parties (PRPs) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA's notice letter states that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes that its contribution will be determined to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex's liability for the study or any eventual natural resource damage.

Landfill Agreements

Semass Partnership, a subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco).

Beginning in May 1997, Wankinco provided several notices purportedly terminating the lease on the CMW Landfill based upon an allegation that the lease term automatically expired due to alleged failures to strictly comply with the terms of the lease. In June 1997, Semass Partnership and CMW filed suit against Wankinco and A. D. Makepeace Company, Inc., Wankinco's parent company, seeking a declaratory judgment that Semass Partnership and CMW may continue to operate the CMW Landfill. Trial of the matter before the court was completed in 2001 and a decision was received by the Company in December 2002, which decided virtually all issues in favor of the Semass Partnership. The Semass Partnership avoided both forfeiture of possession and any liability for damages due to landfill operations. Wankinco appealed in January 2003, and on August 19, 2004, the Appellate Court upheld the Trial Court decision in respect of all decisions related to the alleged lease violations. One ruling unrelated to lease forfeiture or damages for unlawful possession was remanded because the Judge's ruling that Semass had not engaged in "an unfair and deceptive act or practice" applied the law conjunctively rather than disjunctively (as required by the law). The Appellate Court affirmed the Judge's ruling that there was no unfairness, but remanded the question of deception for further findings since the Appellate Court, due to the use of the conjunctive rather than disjunctive, was unable to infer that the Judge did not find a compensable deceptive act. Management believes that the Judge's ruling on remand will clarify this issue in favor of the Company. In addition, Wankinco appealed the Appellate Court's decision on the lease issues to the Supreme Judicial Court of Massachusetts and, on September 30, 2004, the Supreme Judicial Court denied Wankinco's Application for Further Appellate Review. Accordingly, except for the remand discussed above, the favorable decisions received by Semass have become final and nonappealable. Apart from this decision, the Semass Partnership and Wankinco continue litigating several other actions involving regulatory issues at the landfill.

Management believes that the ultimate resolution of these matters will not have a material adverse impact on the results of operations, cash flows or financial position of the Company.

In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership's obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement described above, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20.0 million fund limit is adequate for this purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the first quarter of 2005 and the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of March 31, 2005 and December 31, 2004, the balance in the Fund is approximately $15.2 million and $14.0 million, respectively, and is included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, is included in other long-term liabilities.

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

12.  Employee Compensation and Benefit Plans

Stock Option Plan

On August 11, 2004, the Board of Directors of Holdings Corp., managing member of the Company, adopted the 2004 Stock Option Plan (the SOP), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of officers of Holdings Corp. and other senior management of Ref-Fuel Holdings to the interests of Holdings Corp. shareholders through the granting of options to purchase stock of Holdings Corp. Holdings Corp. is a privately held company. During 2004 Holdings Corp. granted 13,199 options to the executive officers of Ref-Fuel Holdings under the SOP. Options awarded under the SOP vest over a period of four years and expire ten years from the date of grant. Such ten-year period is automatically extended under certain circumstances.

On January 31, 2005, in conjunction with the Sale, the Board of Directors of Holdings Corp. and optionees under the SOP adopted an Option Modification Agreement (OMA). Under the terms of the OMA, immediately prior to the Sale, the SOP plan will be canceled in exchange for a cash payment. The cash payment is calculated as the value of all outstanding options granted or ungranted but authorized under the terms of the SOP, together with certain amounts due and anticipated under other long term compensation plans.

A summary of the Holdings Corp.'s stock options held by Senior Management for the three months ended March 31, 2005 and the year ended December 31, 2004, is as follows:

                                                               Weighted average
                                                Shares          exercise price
                                          ------------------  ------------------
Options outstanding:

January 1, 2004                                          -           $        -

Granted                                             13,199             1,189.51

Exercised                                                -                    -

Forfeited or terminated                                  -                    -

Purchased by MSW Merger                                  -                    -

                                          ------------------  ------------------
Balance at December 31, 2004 and March
 31, 2005                                           13,199           $ 1,189.51
                                          ==================  ==================


The weighted average fair value of the options was $133.24 and $132.30 per share at March 31, 2005 and December 31, 2004, respectively. The fair value of the stock options at March 31, 2005 and December 31, 2004 is an estimate on the date of grant that is calculated using the minimum value option pricing model with the following assumptions:


Expected life (years)                                   3
Expected dividend                                       -
Risk-free interest rate                               3.9%


The Company applies the recognition provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for the stock option plan. Set forth as follows are the Company's net income presented both as reported and pro forma, as if compensation cost had been determined consistent with the provisions of, FAS No. 123 for the three months ended March 31, 2005 (unaudited, in thousands):

                                                            Three Months Ended
                                                              March 31, 2005
                                                           --------------------
Net loss, as reported                                                $    (279)
Add: stock-based compensation expense included in
 reported net income, net of taxes                                           -
Less: stock-based compensation expense included using
 fair value method, net of  taxes                                       (1,759)
                                                           --------------------
Pro forma net loss                                                   $  (2,038)
                                                           ====================

The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amount.

13.  Supplemental Disclosure of Cash Flow Information

Depreciation and amortization expense included in the Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004 consists of the following expenses (revenues) (unaudited, in thousands):

     Asset / liability                 Statement of operations            March 31, 2005      March 31, 2004
-------------------------------   ----------------------------------   ----------------------------------------
Property, plant and equipment      Depreciation and amortization (1)     $      16,736       $           -
Energy contracts                   Energy revenues                              14,765                   -
Long-term waste contracts          Waste disposal and related                   (1,758)                  -
                                    services
Lease                              Operating expenses (rent expense)              (824)                  -
Debt                               Interest expense                             (2,703)               (331)
Deferred revenue                   Waste disposal and related                      (38)                  -
                                    services and energy revenues
                                                                       -----------------   -----------------
 Total                                                                   $      26,178       $        (331)
                                                                       =================   =================
(1) Includes amortization of intangible assets.

Noncash investing and financing activities:
Cash paid for interest                                                   $      15,180       $       4,471
Cash paid for taxes (net of refunds)                                     $          48       $           -


14.  Subsequent Event

On April 28, 2005, in connection with the Sale, Moody's Investors Service issued a ratings action downgrading approximately $1.1 billion of debt securities issued by the Company and its subsidiaries or associated with the ARC projects. The ratings action may require ARC LLC, pursuant to the term of certain guarantee agreements, to issue letters of credit or provide other support for a maximum of $42.4 million, in connection with these guarantees.

In addition, on April 29, 2005, Standard & Poor's Ratings Service (Standard & Poor's) announced that following the pending acquisition of American Ref-Fuel Holdings Corp. by Covanta Energy Corporation (a subsidiary of Danielson Holding Corporation), the credit rating on the Company's 7.375% Series B Senior
Secured Notes due 2010 (the Company Notes) will remain at 'BB-', the rating on the 8.50% Series B Senior Secured Notes due 2010 of MSW Energy Holdings LLC and MSW Energy Finance Co., Inc. will lowered to 'BB-', and the rating on ARC and the debt retlated to the ARC projects will be lowered to 'BB+'. The outlook on the ratings will be stable.

As a result of these ratings actions, the Company may be required to offer to buy bakc the Company Notes upon consummation of the acqusition for a price equal to 101% of the princpal amount of the notes, plus any accrued and unpaid interest, and liquidated damages, if any.

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

Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004 is consolidating its results. All significant intercompany transactions and accounts have been eliminated.

The following is a discussion of the financial condition and results of operations for the three months ended March 31, 2005 and 2004. This discussion should be read in connection with our historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004, which includes the historical financial statements of Ref-Fuel Holdings, and the supplemental pro forma information that follows.

On February 1, 2005, affiliates of Credit Suisse First Boston Private Equity, Inc. and affiliates of AIG Global Investment Corp. announced that they have signed a definitive agreement to sell American Ref-Fuel Holdings Corp. (Holdings Corp.), the company's direct owner, to Danielson Holding Corporation (Danielson) (the Sale). Danielson will pay $740 million in cash for the equity of Holdings Corp. and will assume the consolidated net debt of Holdings Corp. Notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was obtained on March 21, 2005. Federal Energy Regulatory Commission approval was obtained on March 29, 2005 and pending the required financing, the transaction is expected to close in the second quarter of 2005. In connection with the Sale, costs relating to transaction expenses, severance, employment contracts, the Option Modification Agreement (see Note
12), Long-Term Incentive Plans, housing subsidies, lease termination and other related items are estimated to be between $50 million and $70 million.

The following summarizes the historical financial information for MSW Energy Holdings II as of and for the three months ended March 31, 2005 and 2004 (unaudited, in thousands):

                                           For the Three        For the Three
                                            Months Ended         Months Ended
                                           March 31, 2005       March 31, 2004
                                         ------------------   ------------------

Statement of Operations Data:

Net revenues                               $       100,231      $             -
Equity in net earnings of Ref-Fuel
 Holdings                                                -                4,218
Operating expenses                                 (52,794)                   -
Depreciation and amortization expense              (16,736)                   -
Administrative and general expense                 (10,971)                   -
Loss on asset retirement                            (1,386)                   -
Interest income                                      1,106                   17
Interest expense                                   (16,319)              (4,494)
Minority interest in net income of
 subsidiaries                                       (3,978)                   -
Other income (expense), net                            360                 (208)
Income taxes                                           208                  192
                                         ------------------   ------------------
Net (loss)                                 $          (279)     $          (275)
                                         ==================   ==================

Cash Flow Data:
Cash provided by operating activities      $        32,417      $        19,262
Cash provided by (used in) investing
 activities                                            470                  (75)
Cash used in financing activities                  (69,980)             (17,468)

Balance Sheet Data:
Total assets                               $     2,104,293
Total debt                                       1,238,806
Minority interest in consolidated
 subsidiaries                                      348,482
Total member's equity                              126,290


Results of Operations

For the Three Months Ended March 31, 2005 as compared to the Three Months Ended March 31, 2004

Net revenues. Net revenues of $100.2 million for the three months ended March 31, 2005 represent Ref-Fuel Holdings three month results. Of that amount, $64.6 million is attributable to waste disposal and related services revenue, $32.4 million is attributable to energy revenue and $3.2 million is attributable to other revenue. There were no revenues during the same period in 2004 as the results from Ref-Fuel Holdings were accounted for under the equity method of accounting.

Equity in earnings of Ref-Fuel Holdings. Prior to the Equalization Transactions, which were consummated on April 30, 2004, we accounted for our investment in Ref-Fuel Holdings under the equity method of accounting. As a result of the Equalization Transactions, we are consolidating these results after April 30, 2004 and therefore no equity in earnings of Ref-Fuel Holdings is shown on our financial statements for the three months ended March 31, 2005.

Operating expenses. Operating expenses of $52.8 million for the three months ended March 31, 2005 represents the consolidated Ref-Fuel Holdings' operational expenses.

Depreciation and amortization expense. Depreciation and amortization expense of $16.7 million for the three months ended March 31, 2005 represents the consolidated Ref-Fuel Holdings' depreciation and amortization expenses.

Administrative and general expense. The administrative and general expense of $11.0 million for the three months ended March 31, 2005 represents the consolidation of Ref-Fuel Holdings' general and administrative expenses, as well as MSW Energy Holdings II's incremental expenses.

Interest income. The majority of the interest income of $1.1 million for the three months ended March 31, 2005 represents the consolidated Ref-Fuel Holdings' interest income.

Interest expense. Interest expense of $16.3 million for the three months ended March 31, 2005 represents Ref-Fuel Holdings' interest expense in the amount of $11.8 million, the interest expense for the three months ended March 31, 2005 attributable to the 2010 Senior Notes of $4.1 million and the amortization of deferred financing fees of $0.3 million.

Cash Flow Activities

After the Equalization Transactions, Holdings Corp. controls the operations of Ref-Fuel Holdings as 99.8% of the interests in Ref-Fuel Holdings are owned by the Company as of April 30, 2004 and MSW Energy Holdings. As a result, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the three months, and the balance sheet at March 31, 2005. The Company is required to maintain cash and investment balances that are restricted by provisions of its debt, operational or lease agreements. These amounts are held by financial institutions in order to comply with contractual provisions requiring such reserves.

Operating Activities

Our net cash provided by operating activities of $32.4 million for the three months ended March 31, 2005 relates primarily to cash earnings offset by changes in working capital.

Investing Activities

Our net cash provided by investing activities of $0.5 million for the three months ended March 31, 2005 relates to the increase in restricted cash and proceeds from sale of capital assets less capital additions.

Financing Activities

Our net cash used in financing activities of $70.0 million for the three months ended March 31, 2005 relates to distributions paid to members of $21.3 million, payments on long-term debt of $29.2 million and distributions of holders of minority interest of $19.5 million.

Supplemental Pro Forma Information

The following results represent the pro forma results as if the Equalization Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Equalization Transactions actually occurred on January 1, 2004. (In thousands):

                                             Three Months         Pro Forma
                                            Ended March 31,   Three Months Ended
                                                 2005           March 31, 2004
                                            --------------      --------------

Revenues
  Waste disposal and related services        $     64,639        $     65,321
  Energy                                           32,388              31,658
  Other                                             3,204               5,126
                                            --------------      --------------
Total net revenues                                100,231             102,105
                                            --------------      --------------
Expenses
  Operating                                        52,794              54,621
  Depreciation and amortization                    16,736              17,371
  General and administrative                       10,971              11,041
  Loss on asset retirements                         1,386                 522
                                            --------------      --------------
Operating income                                   18,344              18,550
Interest income                                     1,106                 757
Interest expense                                  (16,319)            (15,328)
Minority interests in net income of
 subsidiaries                                      (3,978)             (4,401)
Other income, net                                     360                 138
                                            --------------      --------------
Net (loss) before taxes                              (487)                (284)
Income tax benefit                                    208                  116
                                            --------------      --------------
Net (loss)                                   $       (279)        $       (168)
                                            ==============      ==============

Comparison of the Unaudited Actual and Pro Forma Three Months Ended March 31, 2005 and 2004, respectively

Total Net Revenues. Total actual net revenues were $100.2 million for the three months ended March 31, 2005, a decrease of $1.9 million, or 1.8%, from the same period for the prior year. Decreases in waste revenues of $0.7 million were attributable mainly to a decrease in waste volumes ($2.4 million) resulting from increased planned outages, which was partially offset by an increase in waste pricing ($1.8 million). Energy provided for a slight increase of $0.7 million in revenues for the three months ended March 31, 2005, as compared to the prior year. Steam sales continued to be strong and accounted for an increase of $0.2 million in the three months ended March 31, 2005 as compared to the prior period.

Other revenues decreased in the quarter ended March 2005, as compared to the prior year's three month period as a result of an ash reuse marketing arrangement that expired in the first quarter of 2004. This arrangement accounted for approximately $1.6 million of revenues in the prior year. In addition to the ash arrangement, metals volumes were lower while pricing remained high this accounted for an additional decrease of approximately $0.3 million in other revenues.

Expenses. Operating expenses were $52.8 million for the three months ended March 31, 2005, a decrease of $1.8 million, or 3% from the prior year period. The most significant factor for this decrease was the ash reuse arrangement that expired during the first quarter of 2004, which accounted for a reduction of $1 million. In addition, there was a difference in the timing of some of the planned outages between periods.

Depreciation and amortization expense. Depreciation and amortization expense of $16.7 million for the three months ended March 31, 2005 represents a decrease of $0.6 million from the prior year. This decrease resulted from the timing of capital projects, which have not yet been completed and are not being depreciated.

General and administrative. General and administrative expenses were $10.9 million for the three months ended March 31, 2005, a decrease of $0.3 million, or 1%, from the prior year's period. The decrease is a result of lower bad debt expenses of approximately $0.4 million, which was partially offset by increased compensation and other expenses.

Interest expense. Interest expense of $16.9 million for the three months ended March 31, 2005 represents an increase of $1.0 million resulting from lower cash interest offset by higher amortizations of debt premium.

Debt Covenant

The indenture under which our Senior Notes were issued requires, among other things, but subject to certain exceptions, that we not permit any restricted payment unless certain ratio covenants based on our proportionate ownership of Ref-Fuel Holdings have been met. We are presenting proportionate adjusted data, including proportionate interest expense and proportionate adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) because these twelve months results are used in the calculation of the restrictive covenants contained in the indenture governing our Senior Notes.

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

                                                         Twelve Months Ended
                                                           March 31, 2005
                                                        ---------------------
                                                             (unaudited)

Proportionate other data
Proportionate Adjusted EBITDA (1)                                   135,718
Proportionate interest expense (2)                                   41,026
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

Proportionate Adjusted EBITDA for the last twelve months ended March 31, 2005 is calculated by subtracting the results for the three months ended March 31, 2004 from the twelve months ended December 31, 2004, and then adding the three months ended March 31, 2005, as follows (in thousands):

                                                 Year Ended        Three Months      Three Months      Twelve Months
                                                 December 31,     Ended March 31,   Ended March 31,   Ended March 31,
                                                    2004               2004              2005              2005
                                                 ------------      ------------      ------------      ------------
Ref-Fuel Holdings:
  Operating income                                $  136,076        $   18,758        $   18,402        $  135,720
  Depreciation and amortization                       67,996            17,371            16,736            67,361
  Loss on retirements                                  2,107               522             1,386             2,971
                                                 ------------      ------------      ------------      ------------
  EBITDA                                             206,179            36,651            36,524           206,052
  Fair value adjustment amortization
   and revenue levelization adjustments               71,700            18,789            12,473            65,384
                                                 ------------      ------------      ------------      ------------
  Adjusted EBITDA                                 $  277,879        $   55,440        $   48,997        $  271,436
                                                 ============      ============      ============      ============


MSW Energy Holdings II ownership
 percentage                                                                                                    50%
                                                                                                        -----------
MSW Energy Holdings II Proportionate
 Adjusted EBITDA                                                                                        $  135,718
                                                                                                        ===========

(2) Proportionate interest expense is defined as 50% of the interest expense for Ref-Fuel Holdings plus 100% of our interest expense.

The following table reconciles MSW Energy Holdings II Proportionate Interest Expense (in thousands):


                                                         Twelve Months Ended
                                                           March 31, 2005
                                                        ---------------------
                                                            (in thousands)

Ref-Fuel Holdings interest expense                            $      48,177
   MSW Energy Holdings II ownership percentage                          50%
                                                        ---------------------
Ref-Fuel Holdings proportionate interest expense                     24,088
   MSW Energy Holdings II incremental interest expense               16,938
                                                        ---------------------
MSW Energy Holdings II proportionate interest expense         $      41,026
                                                        =====================


(3) Proportionate Adjusted EBITDA to proportionate interest expense is defined as the quotient of proportionate Adjusted EBITDA divided by proportionate interest expense.


Critical Accounting Policies

Our management is responsible for our consolidated financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies to be reasonable and appropriate. The following discussion identifies those accounting policies that we believe will be critical in the preparation of our consolidated financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

Principles of Consolidation. The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, our investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, we have effective control of Ref-Fuel Holdings and, as of April 30, 2004, are consolidating its results. All significant intercompany transactions and accounts have been eliminated. The minority interests shown relate to Duke's 0.2% interest and MSW Energy Holdings' 49.8% interest in Ref-Fuel Holdings.

Use of Estimates in Preparing Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities at the date of the financial statements; (b) the disclosures of contingent assets and liabilities at the date of the financial statements; and (c) reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets, allowances for doubtful accounts receivable, liabilities for self-insurance and certain landfill liabilities. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.

Equity Method Investment. Our investment in Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include our share of net earnings in "Equity in net earnings of Ref-Fuel Holdings" for the period up to April 30, 2004.

Equity Method Investment. Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate.

Our investment in Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include our share of net earnings in "Equity in net earnings of Ref-Fuel Holdings" for the period up to April 30, 2004.

Stock-Based Compensation. We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (FAS 123) as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS No. 123" concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans of the Company.

Effect of New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" (FAS 123(R)). FAS 123(R) revises FAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a change from our current practice. On April 14, 2005, the SEC announced that FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. We are reviewing FAS 123R, and are currently assessing the impact to our financial statements. In compliance with the SEC requirements, we will adopt FAS 123R as of January 1, 2006.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations outstanding as of March 31, 2005 (unaudited, in thousands):

     Contractual Obligations                                   Less than                                 More than
     -----------------------                     Total           1 Year      1-3 Years     3-5 Years      5 Years
                                                 -----           ------      ---------     ---------      -------
Long-Term Debt Obligations                    $ 1,238,805      $  75,713     $ 169,781     $ 176,935     $ 816,376

Operating Lease Obligations                       144,732         14,609        27,890        31,463        70,770

Other Long-Term Obligations                        18,837          6,809           723             -        11,305
                                            --------------   ------------   -----------   -----------   -----------
                                   Total      $ 1,402,374      $  97,131     $ 198,394     $ 208,398     $ 898,451
                                            ==============   ============   ===========   ===========   ===========

RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness. As of March 31, 2005 our total indebtedness was $1,238.8 million, which represented approximately 72% of our total capitalization.

     This substantial indebtedness could have important consequences. For example, it could:

     o make it more difficult for us to satisfy our obligations with respect to our outstanding debt, including our repurchase obligations;

     o increase our vulnerability to general economic and industry conditions;

     o limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

     o place us at a competitive disadvantage compared to our competitors that have less debt; and

     o limit ARC LLC's ability to borrow additional funds in order to make capital contributions to fund the ARC operating facilities.

Our indentures impose significant operating and financial restrictions on us.

The indentures governing our outstanding debt contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions limit our ability and the ability of any restricted subsidiaries to do the following, among other things:

     o    incur additional indebtedness;

     o    create liens;

     o    pay dividends or make other equity distributions;

     o    purchase or redeem capital stock;

     o    make investments;

     o    sell assets or consolidate or merge with or into other companies; and

     o    engage in transactions with affiliates.

Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of some or all of our debt. Moreover, it is possible that in the future the owners of MSW Energy Holdings and MSW Energy Holdings II could determine to merge those companies with each other or into Ref-Fuel Holdings. While such a merger would be required to comply with the terms of the indenture, a result would be an increase in the amount of indebtedness of the successor.

Our revenues depend on the operation of the ARC operating facilities.

Our receipt of distributions from the ARC operating companies and TransRiver are dependent on the successful operation of the ARC operating facilities. The operation of the ARC operating facilities involves many risks, including:

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

While we will maintain insurance to protect against certain of these risks, the insurance may not cover all of these risks and the proceeds of the insurance may not fully compensate for damages to the ARC operating facilities and the ARC operating facilities' lost revenues or increased expenses. A decrease or elimination of revenues generated by the ARC operating facilities or an increase in the costs of operating the ARC operating facilities could decrease or eliminate funds available to us, which would adversely affect our financial condition.

We depend on performance by third parties under contractual arrangements.

We depend on third parties to, among other things, purchase the electric and steam energy produced by the ARC operating facilities, and supply and deliver the waste and other goods and services necessary for the operation of the ARC operating facilities. The viability of the ARC operating facilities depends significantly upon the performance by third parties in accordance with the long-term contracts entered into by the ARC operating companies and the third parties in connection with the ARC operating facilities.

If the third parties to those contracts do not perform their obligations, or are excused from performing their obligations because of nonperformance by the ARC operating companies or other parties to the documents, or due to force majeure events or changes in laws or regulations, the ARC operating companies may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. Furthermore, the ability of the ARC operating companies and TransRiver to make distributions to us may be adversely affected, which may adversely affect our financial condition. In addition, the bankruptcy or insolvency of a participant or third party in the ARC operating facilities could result in nonpayment or nonperformance of that party's obligations to the ARC operating companies and could adversely affect their ability to make distributions to us, which would decrease or eliminate the funds available to us.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our operations are concentrated in one region.

All of the ARC operating facilities are located in the northeastern United States. The entrance of new competitors into the market or the expansion of existing competitors could have a material adverse effect on distributions available to us from the ARC operating companies and, ultimately, on our financial condition.

We depend on a significant supply of solid waste.

If the ARC operating facilities do not obtain a supply of solid waste at prices and quantities that are sufficient to operate the ARC operating facilities at their expected operating levels, it will adversely affect operations and our financial condition. One or more of the following factors could impact the price and supply of waste:

     o    defaults by waste suppliers under their contracts;

     o    a decline in solid waste supply due to increased recycling;

     o    composting of municipal solid waste;

     o legal prohibitions against disposal of certain types of solid waste in WTE facilities; or

     o increased competition from landfills, recycling facilities and transfer stations.

     In addition, state and local governments mandate recycling and waste reduction at the source and the scope of these recycling and waste reduction mandates may be enlarged in the future. Also, solid waste transfer stations adjacent to railroad lines, and which are exempt from state and local government regulations due to a 1995 amendment to the Interstate Commerce Act, are being developed in the northeast United States and may offer pricing below current market prices. The ARC operating companies may not be successful in obtaining sufficient quantities of waste at adequate prices for the successful operation of the ARC operating facilities. Failure to obtain sufficient waste could have a material adverse effect on our financial condition.

Failure to comply with environmental permitting and governmental regulations would adversely affect our operations.

The ARC operating facilities are subject to extensive federal, state and local laws and regulations related to the environment, health and safety and associated compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or wastes, or discharges and air and other emissions) as well as land use and development. Environmental laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. While we believe that we are currently in compliance with applicable environmental laws in all material respects, it is possible that such conditions impacting the ARC operating facilities could be discovered in the future or that such conditions could be created by future spills or releases. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and/or remedial liabilities. The costs and liabilities of any of these results could adversely affect the operations of one or more of the ARC operating facilities. Environmental laws and regulations may also limit our ability to operate the ARC operating facilities at maximum capacity or at all. These laws, regulations and obligations could change with the promulgation of new laws and regulations or a change in the interpretation of existing laws and regulations, which could result in substantially similar risks. Stricter environmental regulations could materially affect our cash flow which would have an adverse effect on our financial condition.

The costs of addressing future environmental requirements at the ARC operating facilities or at disposal facilities where ARC operating facilities have disposed of waste are difficult to estimate. Although we report that we believe that all of our operations are compliant in all material respects with the requirements of environmental laws and regulations, the ARC operating facilities may not at all times be in compliance with all applicable environmental laws and regulations and steps to bring our facilities into compliance may limit our future cash flow.

Certain environmental permits for the ARC operating facilities are subject to periodic renewal or reissuance. Regulatory authorities may not renew or reissue the permits. In addition, any renewed or reissued environmental permit may contain new, more stringent requirements resulting in the need for additional capital and operating expenditures due to additions to or modifications of the ARC operating facilities in order to bring the ARC operating facilities into compliance with the renewed or reissued permits' terms. Certain environmental permits contain terms that can result in periodic adjustment of operating limits, which can result in reduced revenue. Any of the following events could adversely affect the amount of distributions available to us:

     o    loss of environmental permits;

     o    reduction in allowed operations;

     o failure or delay in the renewal or reissuance of environmental permits;

     o any increase in operating costs resulting from any renewed or reissued environmental permit; and

     o any expenditures, penalties, restrictions and/or liabilities resulting from any other non-compliance.

Changes in electricity regulation could have an adverse impact on us.

The ARC operating companies derive a significant amount of revenue from the sale of electric power. The electric power generation business is subject to substantial regulation and the ARC operating companies are required to comply with numerous laws and regulations in order to sell the power generated from the ARC operating facilities. These laws and regulations could be revised and new laws and regulations could be adopted. The power purchase agreements with respect to each ARC operating facility could be adversely affected if amendments to, or a repeal of, existing regulations with respect to the production of energy were enacted that reduce the benefits currently afforded under the power purchase agreements. A reduction in benefits could adversely affect the amount of distributions available to us and our ability to make payment of the principal of and premium, if any, and interest on our debt. Our business could be materially and adversely affected by statutory or regulatory changes or administrative or judicial interpretations of existing statutes, regulations or licenses that impose more comprehensive or stricter energy regulation on us.

Item 4.  Controls and Procedures

MSW Energy Holdings II

As of March 31, 2005, the Chief Executive Officer and Chief Financial Officer of MSW Energy Holdings II and Subsidiaries evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 15d-15e of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MSW Energy Holdings II's periodic SEC filings and in ensuring that information required to be disclosed in reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or it reasonably likely to materially affect our internal control over financing reporting.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Lower Passaic River Study. In August 2004, USEPA notified American Ref-Fuel Company of Essex County (Essex) that it was potentially liable under CERCLA
Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 Potentially Responsible Parties (PRPs) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river.

USEPA's notice letter states that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes that its contribution will be determined to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex's liability for the study or any eventual natural resource damage.

CMW Landfill. Semass Partnership, a subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco).

Beginning in May 1997, Wankinco provided several notices purportedly terminating the lease on the CMW Landfill based upon an allegation that the lease term automatically expired due to alleged failures to strictly comply with the terms of the lease. In June 1997, Semass Partnership and CMW filed suit against Wankinco and A. D. Makepeace Company, Inc., Wankinco's parent company, seeking a declaratory judgment that Semass Partnership and CMW may continue to operate the CMW Landfill. Trial of the matter before the court was completed in 2001 and a decision was received by the Company in December 2002, which decided virtually all issues in favor of the Semass Partnership. The Semass Partnership avoided both forfeiture of possession and any liability for damages due to landfill operations. Wankinco appealed in January 2003, and on August 19, 2004, the Appellate Court upheld the Trial Court decision in respect of all decisions related to the alleged lease violations. One ruling unrelated to lease forfeiture or damages for unlawful possession was remanded because the Judge's ruling that Semass had not engaged in "an unfair and deceptive act or practice" applied the law conjunctively rather than disjunctively (as required by the law). The Appellate Court affirmed the Judge's ruling that there was no unfairness, but remanded the question of deception for further findings since the Appellate Court, due to the use of the conjunctive rather than disjunctive, was unable to infer that the Judge did not find a compensable deceptive act. Management believes that the Judge's ruling on remand will clarify this issue in favor of the Company. In addition, Wankinco appealed the Appellate Court's decision on the lease issues to the Supreme Judicial Court of Massachusetts and, on September 30, 2004, the Supreme Judicial Court denied Wankinco's Application for Further Appellate Review. Accordingly, except for the remand discussed above, the favorable decisions received by Semass have become final and nonappealable. Apart from this decision, the Semass Partnership and Wankinco continue litigating several other actions involving regulatory issues at the landfill.

Management believes that the ultimate resolution of these matters will not have a material adverse impact on the results of operations, future cash flows or financial position of the Company.

In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership's obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement described above, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20.0 million fund limit is adequate for this purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the first quarter of 2005 and the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of March 31, 2005 and December 31, 2004, the balance in the Fund is approximately $15.2 million and $14.0 million, respectively, and is included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, is included in other long-term liabilities.

Other Matters. The Company is involved in various other claims or litigation in the ordinary course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a material adverse impact on the future results of operations, cash flows or financial position of the Company.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

     (a) Exhibits

         3.1      Amended and Restated Certificate of Formation of MSW Finance
                   LLC.*

         3.2 Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings II LLC, dated as of November 5, 2004, by MSW Intermediate Merger LLC, as the sole member.*

         3.3      Certificate of Incorporation of MSW Energy Finance Co. II,
                   Inc.*

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

         4.4 Registration Rights Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

         4.5 Pledge and Security Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent.*

         4.6 Pledge Supplement dated as of November 24, 2003 by UAE Ref-Fuel II Corp.*

         4.7 Deposit Agreement, dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent.*

         4.8 Purchase Agreement, dated as of November 7, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

        10.1      Second Amended and Restated Limited Liability Company
                   Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2004, by and between MSW Energy Holdings II LLC, UAE Ref-Fuel II Corp., MSW Hudson LLC and Duke Energy Erie LLC, as amended.*

        10.2      Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC) and Duke/UAE Holdings LLC.*

        10.3      Substitution, Assumption, Amendment and Release Agreement,
                   dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*

        12        Statement re Computation of Ratio of Earnings to Fixed
                   Charges.

        21.1      Subsidiaries of MSW Energy Holdings II LLC.*

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

                                       MSW ENERGY HOLDINGS II LLC

                                       By: /s/ John T. Miller
                                           -------------------------------------
                                           John T. Miller
                                           Chief Executive Officer

                                       Date: May 3, 2005
                                             -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


       Signature                      Title                          Date
-------------------------   -------------------------------   ------------------
                            Chief Executive Officer           May 3, 2005
/s/ John T. Miller          (Principal Executive Officer)
-------------------------
    John T. Miller

                            Chief Financial Officer           May 3, 2005
/s/ Michael J. Gruppuso     (Principal Financial and
-------------------------   Accounting Officer)
    Michael J. Gruppuso

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

                                       MSW ENERGY FINANCE CO. II, INC.

                                       By: /s/ John T. Miller
                                           -------------------------------------
                                           John T. Miller
                                           President and Chief Executive Officer

                                       Date: May 3, 2005
                                             -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


       Signature                      Title                          Date
-------------------------   -------------------------------   ------------------

                            President and Chief Executive     May 3, 2005
/s/ John T. Miller          Officer (Principal Executive
-------------------------   Officer)
    John T. Miller

                            Chief Financial Officer           May 3, 2005
/s/ Michael J. Gruppuso     (Principal Financial and
-------------------------   Accounting Officer)
    Michael J. Gruppuso

                                  EXHIBIT INDEX

         3.1      Amended and Restated Certificate of Formation of MSW Finance
                   LLC.*

         3.2 Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings II LLC, dated as of November 5, 2004, by MSW Intermediate Merger LLC, as the sole member.*

         3.3      Certificate of Incorporation of MSW Energy Finance Co. II,
                   Inc.*

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

         4.4 Registration Rights Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

         4.5 Pledge and Security Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent.*

         4.6 Pledge Supplement dated as of November 24, 2003 by UAE Ref-Fuel II Corp.*

         4.7 Deposit Agreement, dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent.*

         4.8 Purchase Agreement, dated as of November 7, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

        10.1      Second Amended and Restated Limited Liability Company
                   Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2004, by and between MSW Energy Holdings II LLC, UAE Ref-Fuel II Corp., MSW Hudson LLC and Duke Energy Erie LLC, as amended.*

        10.2      Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC) and Duke/UAE Holdings LLC.*

        10.3      Substitution, Assumption, Amendment and Release Agreement,
                   dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*

        12        Statement re Computation of Ratio of Earnings to Fixed
                   Charges.

        21.1      Subsidiaries of MSW Energy Holdings II LLC.*

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