Form 10-Q
period 2005-06-30
MSW ENERGY FINANCE CO II INC; MSW ENERGY HOLDINGS II LLC
filed 2005-08-15
CIK 1276517, 1276518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0001276518	MSW Energy Holdings II LLC	Delaware	13-3213489
0001276517	MSW Energy Finance Co. II,	Delaware	20-0400947
Inc.
Commission File Number	(Exact name of each registrant as	(State or other jurisdiction	(I.R.S. Employer
	specified in its charter)	of incorporation or	Identification Number)
organization)
c/o Danielson Holding Corporation
40 Lane Road
Fairfield, New Jersey 07004
Phone No. 973-882-9000
(Address, including zip code, and telephone number, including area code, of the registrants’ principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

MSW Energy Holdings II LLC:	yes ☐ no ☑
MSW Energy Finance Co. II, Inc:	yes ☐ no ☑
     Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

MSW Energy Holdings II LLC:	None
MSW Energy Finance Co. II, Inc:	100 shares of Common Stock
MSW Energy Finance Co. II, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Part I FINANCIAL INFORMATION	3
Item 1. Consolidated Financial Statements	3
Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	3
Consolidated Statements of Operations for the period from June 25 through June 30, 2005, the period from April 1 through June 25, 2005 and the Three Months Ended June 30, 2004 (Unaudited)	4
Consolidated Statements of Operations for the period from June 25 through June 30, 2005, the period from January 1 through June 25, 2005 and the Six Months Ended June 30, 2004 (Unaudited)	5
Consolidated Statements of Member’s Equity for the period from January 1, 2004 to June 24, 2005 (Predecessor) and the period from June 24 to June 30, 2005 (Successor) (Unaudited)	6
Consolidated Statements of Cash Flows for the period from June 25 through June 30, 2005, the period from January 1 through June 25, 2005 and the Six Months Ended June 30, 2004 (Unaudited)	7
Notes to the Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4. Controls and Procedures	28
PART II OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 5. Other Information.	30
Item 6. Exhibits	31

SIGNATURES

Statement re Computation of Ratio of Earnings to Fixed Charges
15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings II LLC
15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings II LLC
15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co. II, Inc.
15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co. II, Inc.
Section 1350 Certification for MSW Energy Holdings II LLC
Section 1350 Certification for MSW Energy Finance Co. II, Inc.

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2005	December 31, 2004
Assets

Current assets
Cash and cash equivalents	$39,385	$86,347
Restricted cash and short-term investments	62,356	61,995
Accounts receivable, net of allowance for doubtful accounts of $2,044 and $1,491, respectively	69,497	72,027
Prepaid expenses and other current assets	13,059	11,012

Total current assets	184,297	231,381

Long-term assets
Property, plant and equipment, net	1,900,699	1,174,896
Intangible assets, net	268,379	536,229
Goodwill	298,089	123,984
Restricted cash and long-term investments	78,727	85,926
Other long-term assets	13,565	17,088

Total long-term assets	2,559,459	1,938,123

Total assets	$2,743,756	$2,169,504

Liabilities and Member’s Equity

Current liabilities
Accounts payable trade	$6,291	$5,050
Current portion of intermediate debt	23,300	20,000
Current portion of project debt	55,707	67,184
Accrued interest payable	15,628	16,448
Other current liabilities	38,672	36,121
Income taxes payable	—	35

Total current liabilities	139,598	144,838

Long-term liabilities
Intermediate debt	440,079	445,000
Project debt	718,606	738,829
Deferred income taxes	238,328	126,944
Other long-term liabilities	137,501	201,996

Total long-term liabilities	1,534,514	1,512,769

Total liabilities	1,674,112	1,657,607

Commitments and contingencies (Note 12)

Minority interests	766,392	364,004

Member’s equity
Total member’s equity	303,252	147,893

Total liabilities and member’s equity	$2,743,756	$2,169,504

The accompanying notes are an integral part of these consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	For the Period	For the Period
	from	from
	June 25	April 1	For the Three
	through	through	Months Ended
	June 30, 2005	June 24, 2005	June 30, 2004
Revenues
Waste disposal and related services revenues	$5,692	$76,452	$53,889
Electricity and steam sales	2,968	54,007	26,477

Total operating revenues	8,660	130,459	80,366

Expenses
Plant operating expenses	2,769	46,902	33,555
Depreciation and amortization	1,935	42,058	18,500
Net interest expense on project debt	458	6,645	5,020
General and administrative	252	33,413	4,322
(Gain) loss on asset retirement	—	(867)	836

Operating income	3,246	2,308	18,133

Interest income	34	477	126

Interest expense	(576)	(7,965)	(7,269)

Equity in net earnings of unconsolidated affiliate - Ref-Fuel Holdings	—	—	1,930

Minority interests in net (income) loss of subsidiary	(1,521)	288	(8,133)

Income (loss) before income taxes	1,183	(4,892)	4,787

Income tax (provision) benefit	(490)	2,109	(1,976)

Net income (loss)	693	(2,783)	2,811

Other comprehensive loss	—	—	(211)

Comprehensive income (loss)	$693	$(2,783)	$2,600

The accompanying notes are an integral part of these consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	For the Period	For the Period
	from	from
	June 25	January 1	For the Six
	through	through	Months Ended
	June 30, 2005	June 24, 2005	June 30, 2004
Revenues
Waste disposal and related services revenues	$5,692	$148,990	$53,889
Electricity and steam sales	2,968	79,462	26,477

Total operating revenues	8,660	228,452	80,366

Expenses
Plant operating expenses	2,769	103,616	33,555
Depreciation and amortization	1,935	57,032	18,500
Net interest expense on project debt	458	13,964	5,020
General and administrative	252	39,630	4,530
Loss on asset retirement	—	519	836

Operating income	3,246	13,691	17,925

Interest income	34	1,012	143

Interest expense	(576)	(16,394)	(11,763)

Equity in net earnings of unconsolidated affiliate - Ref-Fuel Holdings	—	—	6,148

Minority interests in net income of subsidiary	(1,521)	(3,690)	(8,133)

Income (loss) before income taxes	1,183	(5,381)	4,320

Income tax (provision) benefit	(490)	2,317	(1,784)

Net income (loss)	693	(3,064)	2,536

Other comprehensive loss	—	—	(211)

Comprehensive income (loss)	$693	$(3,064)	$2,325

The accompanying notes are an integral part of these consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(Unaudited, in thousands)

		Accumulated Other
	Member’s Equity	Comprehensive Income	Total
Balance, January 1, 2004	$149,980	$—	$149,980
Finalization of purchase accounting	4,573	—	4,573
Current tax benefit contributed to member	11,479	—	11,479
Capital contribution from member	52	—	52
Distribution to members	(31,150)	—	(31,150)
Unrealized gain on investments from the consolidation of Ref-Fuel Holdings	—	211	211
Comprehensive income	12,959	(211)	12,748

Balance, December 31, 2004	147,893	—	147,893
Distributions to members	(19,469)	—	(19,469)
Current tax benefit contributed to member	(3,444)	—	(3,444)
Net loss for the period from January 1, 2005 through June 24, 2005	(3,064)	—	(3,064)

Balance, June 24, 2005 (predecessor)	$121,916	$—	$121,916

Balance, June 24, 2005 (successor)	$302,001	$—	$302,001
Current tax benefit contributed to member	558	—	558
Net income for the period from June 25, 2005 through June 30, 2005	693	—	693

Balance, June 30, 2005	$303,252	$—	$303,252

The accompanying notes are an integral part of these consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Period	For the Period
	from	from
	June 25	January 1	For the Six
	through	through	Months Ended
	June 30, 2005	June 24, 2005	June 30, 2004
Cash flows from operating activities
Net income (loss)	$693	$(3,064)	$2,536
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,935	57,032	18,500
Deferred income taxes	(72)	910	101
Revenue contract levelization	31	692	3,844
Amortization of lease liability	—	(1,593)	—
Amortization of debt premium and deferred financing costs	(199)	(5,182)	(1,791)
Amortization of deferred revenue	(2)	(75)	(6)
Equity earnings in unconsolidated affiliate – Ref-Fuel Holdings	—	—	(6,148)
Distributions from Ref-Fuel Holdings	—	—	31,500
Loss on asset retirements	—	519	836
Minority interests	1,521	3,690	8,133
Changes in assets and liabilities:
Accounts receivable, net	6,741	(4,211)	736
Prepaid expenses and other current assets	845	(2,893)	1,110
Other long-term assets	177	(2,943)	1,796
Accounts payable and current liabilities	282	(4,073)	1,434
Income taxes payable	558	(3,479)	1,684
Accrued interest payable	(6,335)	5,515	(6,540)
Other long-term liabilities	2,536	(1,132)	1,249

Net cash provided by operating activities	8,711	39,713	58,974

Cash flows from investing activities
Additions of property, plant and equipment	—	(25,228)	(4,943)
Proceeds from sale of assets	—	2,651	20
Additional investment in unconsolidated subsidiary	—	—	(75)
Cash from consolidation of unconsolidated subsidiary (Note 3)	—	—	40,238

Net cash provided by (used in) provided by investing activities	—	(22,577)	35,240

Cash flows from financing activities
Change in restricted cash and investments, net	15,111	(8,273)	(17,900)
Payment of financing costs	—	—	(25)
Payment of long-term debt	(6,000)	(29,178)	(5,717)
Distributions paid to members	—	(19,469)	(17,453)
Distributions to be paid to holders of minority interest	—	(25,000)	—

Net cash provided by (used in) financing activities	9,111	(81,920)	(41,095)

Net increase (decrease) in cash and cash equivalents	17,822	(64,784)	53,119
Cash and cash equivalents, beginning of period	21,563	86,347	2

Cash and cash equivalents, end of period	$39,385	$21,563	$53,121

The accompanying notes are an integral part of these consolidated financial statements.

MSW Energy Holdings II LLC and Subsidiaries
Notes to Consolidated Financial Statements
1. Organization
     MSW Energy Holdings II LLC (MSW Energy Holdings II, collectively with its subsidiaries, hereinafter referred to as the Company), a Delaware limited liability company formed in August 2003 and its wholly-owned subsidiary, MSW Energy Finance Co. II, Inc. (MSW Finance II), a Delaware corporation, were formed for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC (MSW Merger), the Company’s indirect parent, with and into American Ref-Fuel Holdings Corp. (Holdings Corp.), formerly known as United American Holdings Corp. (the Merger). After the Merger, Ref-Fuel II Corp. (Ref-Fuel II, formerly known as UAE Ref-Fuel II Corp.) a Delaware corporation, an indirect subsidiary of Holdings Corp., became a subsidiary of MSW Energy Holdings II. The Merger was completed on December 12, 2003 (see Note 3). After completion of the Merger, MSW Energy Holdings II held a direct 49.9% capital interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) and wholly owns Ref-Fuel II, which owned a 0.1% capital interest in Ref-Fuel Holdings. Both interests were contributed to MSW Energy Holdings II by Holdings Corp. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel Company LLC (ARC, American Ref-Fuel or ARC LLC). American Ref-Fuel, which through subsidiaries, owns and operates six waste-to-energy facilities in the northeast United States. From inception (August 20, 2003) through December 12, 2003, MSW Energy Holdings II did not have any operations, other than incurring interest on its debt.
     MSW Finance II was organized in November 2003 for the sole purpose of acting as co-issuer with MSW Energy Holdings II of $225.0 million aggregate principal amount of 7 3/8% senior secured notes due September 1, 2010 (Senior Notes). Other than serving as co-issuer, MSW Finance II does not conduct operations of its own and has no assets.
     On April 30, 2004, MSW Energy Holdings II’s indirect owner, Holdings Corp., entered into a series of transactions (Equalization Transactions) which changed its ownership structure. As a result, Holdings Corp. was owned 60% by several private equity funds (the DLJMB Funds), each of which is managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), and 40% by several investment funds (the Highstar Funds), each of which is managed by AIG Global Investment Corp. (AIGGIC) (the DLJMB Funds and the Highstar Funds collectively constituted the Control Group). The Equalization Transactions resulted in the DLJMB Funds affiliates collectively owning a 60% indirect interest in MSW Energy Holdings II and the Highstar Funds affiliates collectively owning a 40% indirect interest in MSW Energy Holdings II.
     Also as a result of the Equalization Transactions, MSW Energy Holdings LLC (MSW Energy Holdings), which holds a 49.8% membership interest in Ref-Fuel Holdings, was owned (i) 60% by MSW Acquisition LLC, an affiliate of CSFB Private Equity, (ii) 39.99% collectively by entities managed by AIGGIC, and (iii) 0.01% by Holdings Corp., who was named the managing member.
     On August 31, 2004, Holdings Corp., the DLJMB Funds and the Highstar Funds effected a series of transactions that resulted in Holdings Corp. becoming the direct and indirect parent of MSW Energy Holdings (August 31 Transactions).
     After the Equalization Transactions, Holdings Corp. controls the operations of Ref-Fuel Holdings as 99.8% of the interests in Ref-Fuel Holdings are owned by the Company and MSW Energy Holdings (effective as of April 30, 2004). As a result, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the period from May 1, 2004 (See Note 5).
     Effective June 24, 2005, Danielson Holding Corporation (Danielson), a Delaware corporation, through its wholly-

owned subsidiary, Covanta Energy Corporation (Covanta), a Delaware corporation, acquired all of the issued and outstanding shares of capital stock of Holdings Corp. (the Acquisition). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among Danielson, Holdings Corp. and its owners (the Purchase Agreement). As a result of the Acquisition, Danielson, through Covanta, as Danielson’s permitted designee and assignee under the Purchase Agreement, owns 100% of the voting securities of Holdings Corp.
     Covanta paid $747 million in cash for transaction costs and for the shares of Holdings Corp. and assumed the consolidated net debt of Holdings Corp., which was approximately $1.3 billion as of June 24, 2005. Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (EITF) Topic D-97, “Push-Down Accounting,” the Company’s financial statements reflect the effects of its change in ownership and the new owner’s basis in the net assets and liabilities acquired. As a result, the statements of operations and the statements of cash flows for the period from January 1, 2005 through June 24, 2005 reflect the results of the Company prior to purchase accounting adjustments and the statement of operations and statement of cash flows for the period from June 25 to June 30, 2005, reflect the impact of purchase accounting adjustments arising from the Acquisition. See Note 3 for further information.
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
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the SEC), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (GAAP). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.
2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of MSW Energy Holdings II, its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company’s investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company had effective control of Ref-Fuel Holdings and as of April 30, 2004, consolidated its results of operations, cash flows and balance sheet. All significant intercompany transactions and accounts have been eliminated. The minority interests reported relates to Duke’s 0.2% interest and MSW Energy Holdings’ 49.8% interest in Ref-Fuel Holdings.
     Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current presentation as described in Note 4.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the (a) reported amounts of assets and liabilities at the date of the financial statements; (b) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (c) reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets, allowances for doubtful accounts receivable, estimated useful lives and fair value adjustments of net tangible and intangible assets, liabilities for self-insurance and certain landfill liabilities. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.
     Equity Method Investment
     Investments are accounted for using the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate.
     The Company’s investment in Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include the Company’s share of net earnings in “Equity in net earnings of unconsolidated affiliate — Ref-Fuel Holdings” for the period up to April 30, 2004.
     Income Taxes
     As the Company is a limited liability company which is treated as a partnership for federal income tax purposes, it is not subject to Federal and State income taxes; rather its income or loss is included in the income tax returns of its member. The Company is owned 100% directly and indirectly by Holdings Corp., which is a C Corporation for Federal Income tax purposes. The Company has provided Federal and State income taxes in order to reflect what the effect on its income would have been if the taxes had been incurred by the Company directly rather than by its members. Changes in taxes payable have been treated as capital contributions and\or distributions to the Company’s members.
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
     Stock-Based Compensation
     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, (FAS 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS No. 123” concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation plans.
     Accounting Policies
     The Company has conformed its accounting policies, including estimates such as useful lives, to the policies of Covanta. These changes were made on a prospective basis from June 25, 2005, and will not impact prior periods.
     Risks and Uncertainties
     The Company’s operations involve a number of significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations and adversely affect the Company’s financial condition and prevent it from fulfilling its obligations include, but are not limited to, the Company’s dependency on the operations of the ARC operating companies and the Company’s substantial indebtedness. For additional detail regarding risks attendant to the Company’s operating subsidiaries, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     Effect of New Accounting Standard
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment” (FAS 123(R)). FAS 123(R) revises FAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a change from the Company’s current practice. On April 14, 2005, the SEC announced that FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the termination of Holdings Corp.’s stock plan, there will be no impact upon the adoption of FAS 123(R) on the company (see Note 13).

3. Business Combinations
     As described in Note 1, the Company’s assets have been valued by independent appraisers in order to assist management in the determination of the purchase price allocations relating to the fair market value of the assets and liabilities acquired in the Acquisition.
     In recording the Acquisition and in accordance with EITF Topic D-97, “Push-Down Accounting”, the Company recorded incremental fair value of $180.1 million as an addition to members’ equity and applied the respective fair value of the acquisitions in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS 141). The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management, using a preliminary valuation prepared by the independent appraisers.
     The purchase price as of June 24, 2005, was allocated as follows (unaudited, in thousands):

Fair value of assets acquired
Current assets	$175,274
Property, plant and equipment	1,901,787
Intangible assets (excluding goodwill)	269,436
Other assets	106,367
Goodwill	298,089

Total Assets Acquired	$2,750,953

Fair value of liabilities assumed
Current liabilities	140,752
Long-term Intermediate debt	448,479
Long-term Project debt	718,805
Deferred income taxes	238,400
Other liabilities	137,645

Total Liabilities Assumed	1,684,081

Minority interest acquired	764,871

Net assets acquired	$302,001

      As a result of the Acquisition, the Company recorded a liability relating to the closure of its headquarters of approximately $2.1 million and liabilities for severence and other compensation in the amount of $9.8 million. No amounts have been paid relating to these liabilities as of June 30, 2005.

4. Reclassifications of Prior Periods
     In order to conform to Covanta’s income statement presentation, the following reclassifications were made to the prior year’s statements of operations (unaudited, in thousands).

	As Previously Reported Three		As Reported Three
	Months Ended		Months Ended
	June 30, 2004	Reclassifications	June 30, 2004
Revenues
Waste disposal and related service revenues	$49,120	$4,769	$53,889
Electricity and steam sales	22,319	4,158	26,477
Other revenues	2,013	(2,013)	—

Total operating revenues	73,452	6,914	80,366
Expenses
Plant operating expenses	30,709	2,846	33,555
Depreciation and amortization	11,173	7,327	18,500
Net interest expense on project debt	—	5,020	5,020
General and administrative	7,682	(3,360)	4,322
Loss on asset retirements	836	—	836

Operating income	23,052	(4,919)	18,133
Interest income	500	(374)	126
Interest expense	(12,664)	5,395	(7,269)
Equity in net earnings of unconsolidated affiliate — Ref-Fuel Holdings	1,930	—	1,930
Minority interests in net income of subsidiary	(8,133)	—	(8,133)
Other income, net	102	(102)	—

Income before income taxes	$4,787	$—	$4,787

	As Previously Reported Six		As Reported Six
	Months Ended		Months Ended
	June 30, 2004	Reclassifications	June 30, 2004
Revenues
Waste disposal and related service revenues	$49,120	$4,769	$53,889
Electricity and steam sales	22,319	4,158	26,477
Other revenues	2,013	(2,013)	—

Total operating revenues	73,452	6,914	80,366
Expenses
Plant operating expenses	30,709	2,846	33,555
Depreciation and amortization	11,173	7,327	18,500
Net interest expense on project debt	—	5,020	5,020
General and administrative	7,890	(3,360)	4,530
Loss on asset retirements	836	—	836

Operating income	22,844	(4,919)	17,925
Interest income	517	(374)	143
Interest expense	(17,158)	5,395	(11,763)
Equity in net earnings of unconsolidated affiliate — Ref-Fuel Holdings	6,148	—	6,148
Minority interests in net income of subsidiary	(8,133)	—	(8,133)
Other income, net	102	(102)	—

Income before income taxes	$4,320	$—	$4,320

     These reclassifications consisted of the following:
•	The amortization of above and below market contracts were reclassified from waste disposal and related service revenues and electricity and steam sales into depreciation and amortization expense.

•	Other revenues, which primarily consisted of sales of scrap metals, were reclassified from other revenues into waste and service revenues.

•	Interest expense on project debt and interest income on funds restricted for the payment of project debt were reclassified as a reduction of operating income.

•	Certain costs associated with operating facilities and TransRiver were reclassified from general and administrative expenses into operating expenses.

•	Reimbursements from certain municipal clients for operating expenses were reclassified from revenues to reductions of operating expenses.

•	Reductions of revenues shared with certain municipal customers for energy produced were reclassified from waste and service revenues to energy revenues.

•	Other minor miscellaneous reclassifications were also made.
5. Equity Investment in Ref-Fuel Holdings
     Summarized statement of operations information for Ref-Fuel Holdings, prior to consolidation by the Company following the Equalization Transactions, is as follows (unaudited, in thousands):

For the Four
Months Ended
April 30, 2004
Revenues	$156,623
Operating income	18,000
Net earnings	12,753
Company’s equity in net earnings	6,148

Pro Forma Information
     The following results represent the pro forma results as if the Acquisition and the Equalization Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Acquisition and the Equalization Transactions actually occurred on January 1, 2004 (unaudited, in thousands):

	Pro Forma	Pro Forma
	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2004
Revenues
Waste disposal and related services revenues	$154,682	$157,118
Electricity and steam sales	82,429	79,870

Total net revenues	237,111	236,988

Expenses
Plant operating expenses	106,386	113,048
Depreciation and amortization	69,406	69,450
Net interest expense on project debt	16,656	18,753
General and administrative	11,705	12,153
Loss on asset retirements	519	1,178

Operating income	32,439	22,406
Interest income	1,046	435
Interest expense	(16,602)	(16,938)
Minority interests in net income of subsidiaries	(12,962)	(8,186)

Income (loss) before income taxes	$3,921	$(2,283)

6. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (unaudited, in thousands):

	Useful Life	June 30, 2005	December 31, 2004
Plant and equipment	2-50 years	$1,868,682	$1,206,558
Land		3,813	3,813
Leasehold improvements	Up to 17 years	5,575	5,575
Landfill	13 years	17,831	17,768
Construction in progress		5,886	6,244

Total property, plant and equipment		1,901,787	1,239,958
Accumulated depreciation		(1,088)	(65,062)

Property, plant and equipment, net		$1,900,699	$1,174,896

7. Intangible Assets and Goodwill
     Intangible assets consisted of the following (unaudited, in thousands):

	Useful Life	June 30, 2005	December 31, 2004
Energy contracts	3-11 years	$190,160	$525,125
Waste contracts	8 years	2,085	23,600
Financing costs	7 years	—	9,270
Lease asset	24 years	71,845	—
Renewable energy credits	5 years	2,317	—
Emissions credits	Indefinite	—	43,377
Other intangibles	Indefinite	3,029	3,579

		269,436	604,951
Accumulated amortization		(1,057)	(68,722)

Intangible assets, net		$268,379	$536,229

     The following table represents the amount of estimated expense associated with the intangible assets expected to be included in the statement of operations for each of the years indicated (unaudited, in thousands):

		Lease		Renewable
	Energy	Asset	Waste	Energy
	Contracts	Contracts	Contracts	Credits	Totals
Estimated
2005 (after June 30, 2005)	$13,157	$1,497	$123	$211	$14,988
2006	26,312	2,994	245	421	29,972
2007	26,312	2,994	245	421	29,972
2008	26,312	2,994	245	421	29,972
2009	22,756	2,994	245	421	26,416
Thereafter	74,568	58,090	969	412	134,039

Total	$189,417	$71,563	$2,072	$2,307	$265,359

Goodwill
     In connection with the Acquisition, approximately $298.1 million of goodwill was recorded, which represents the total consideration paid in excess of the fair value of net tangible and intangible assets acquired in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles” (SFAS No. 142).
8. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following (unaudited, in thousands):

	June 30, 2005	December 31, 2004
Accrued expenses	$21,959	$19,965
Incentive plan accruals	1,199	3,569
Compensation liabilities	9,693	8,254
Short-term portion of deferred revenue	410	—
Other	5,411	4,333

	$38,672	$36,121

9. Financing Arrangements
     Long-term debt obligations of the Company consisted of the following (unaudited, in thousands):

				December 31,
	Interest Rate		June 30, 2005	2004
	(average rate)	Final Maturity
Company and Intermediate debt
Senior Notes	7.375%	2010	$225,000	$225,000
ARC Senior Notes	6.26%	2015	234,000	240,000

Project debt
Niagara Series 2001	5.45 – 5.625%	2015	165,010	165,010
Seconn Corporate Credit Bonds 1992 Series A	6.45%	2022	30,000	30,000
Seconn Corporate Credit Bonds ARC- I Series A and ARC-II Series A	5.50%	2015	13,500	13,500
Hempstead Corporate Credit Bonds	5.00%	2010	42,670	42,670
Hempstead project debt	4.625%-5.00%	2009	114,543	114,543
Essex project debt	5.32%-7.48%	2020	96,495	96,496
Seconn project debt	5.125%-5.50%	2015	50,602	50,602
Semass Series 2001A	5.50%-5.625%	2016	134,345	134,345
Semass Series 2001B	5.25%-5.50%	2010	75,250	104,385
Other obligations			230	273

Subtotal of Project debt			722,645	751,824

Total debt at par value			1,181,645	1,216,824

Unamortized debt premium, net			56,047	54,189
Current portion			(79,007)	(87,184)

Total long-term debt obligations			$1,158,685	$1,183,829

     On April 28, 2005, in connection with its consideration of the Acquisition, Moody’s Investors Service issued a ratings action downgrading approximately $1.1 billion of debt securities issued by the Company and its affiliates, including the Company’s 7.375% Series B Senior Secured Notes due 2010 (Senior Notes), the 8.50% Series B Senior Secured Notes due 2010 issued by MSW Energy Holdings LLC, or guaranteed debt associated with the ARC projects. The ratings action required ARC LLC, pursuant to the terms of certain guarantee agreements, to issue letters of credit or provide other support in an aggregate amount of approximately $32.5 million as of June 30, 2005.
     In addition, on June 28, 2005, Standard & Poor’s Ratings Service (Standard & Poor’s) announced that following the Acquisition the credit rating on MSW Energy Holdings’ 8.50% Series B Senior Secured Notes due 2010 was lowered to `BB-`, the rating on the Company’s 7.375% Series B Senior Secured Notes due 2010 (Senior Notes) will remain at `BB-`, and the rating on ARC LLC and the guaranteed debt related to the ARC projects was lowered to `BB+`. The rating actions by Standard & Poor’s did not trigger further credit support obligations of ARC LLC.
     As a result of the Acquisition, a Change of Control (as defined in the Indenture entered in connection with the issuance of the Senior Notes) occurred. The Indenture provides that, upon the occurrence of a Change of Control, the Company shall make an offer (a Change of Control Offer) to each registered holder of the Senior Notes (Holder) to repurchase all or any part (equal to $1,000 or an integral multiple of $1,000) of each Holder of the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest on the Senior Notes repurchased, if any, to (but not including) the payment date (the Purchase Price).

     Accordingly, on June 24, 2005 the Company made a Change of Control Offer, pursuant to which the Company offered to repurchase, for cash, all or any part of each Holder’s Senior Notes at the Purchase Price, subject to the terms and conditions set forth in a Change of Control Notice and Offer to Purchase and the accompanying Letter of Transmittal (the Offer Documents). (See Note 14 for a discussion of the results of such tender offer.)
10. Other Long-Term Liabilities
     Other long-term liabilities consisted of the following (unaudited, in thousands):

	Amortization	June 30,	December 31,
	Period (years)	2005	2004
Waste contracts acquired	9-17	$120,830	$120,276
Operating lease acquired	14	—	38,453
Energy contract levelization	12	31	24,123
Landfill liabilities	13	11,450	10,699
Deferred revenue	8-20	34	5,112
Incentive plan accruals		5,156	3,333

		$137,501	$201,996

11. Income Taxes
     The components of the provision for income taxes consisted of the following (in thousands):

	For the Period from	For the Period from
	June 25,	January 1,	For the Six
	through	through	Months Ended
	June 30, 2005	June 24, 2005	June 30, 2004
Current provision	$562	$(3,227)	$1,683
Deferred provision	(72)	910	101

Total consolidated income tax provision (benefit)	$490	$(2,317)	$1,784

     The Company had federal net operating loss carryforwards of approximately $1.3 million at December 31, 2004, which will expire between 2021 and 2024 and state net operating loss carryforwards of approximately $2.2 million, which have various expiration dates.
12. Commitments and Contingencies
     The Company is party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company’s management assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If the Company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.

Environmental
     The Company’s operations are subject to environmental regulatory laws and environmental remediation laws. Although the Company’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, the Company believes that it is in substantial compliance with existing environmental laws and regulations.
     The Company may be identified, along with other entities, as being among potentially responsible parties (PRPs) for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, the Company may be exposed to joint and several liabilities for remedial action or damages. The Company’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.
     Lower Passaic River Study. By letters dated August 13, 2004 and May 3, 2005, USEPA notified Essex that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far. USEPA alleged that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA’s notice letters stated that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by USEPA totaling approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’ ultimate liability in the matter, including for natural resource damage. Given the uncertainty, Essex has entered an arrangement with USEPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by USEPA and for the $10 million cost of the study, by contributing $250,000 to the cost of the study and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group.
     CMW Landfill. Semass Partnership, a 90% owned subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco).
     In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco, by letter dated March 29, 2005 and pursuant to its rights under the Settlement Agreement, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20.0 million fund limit is adequate for its intended purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the first six months of 2005 and the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of June 30, 2005 and December 31, 2004, the balance in the Fund was approximately $15.2 million and $14.0 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.

13. Stock Option Plan
     On August 11, 2004, the Board of Directors of Holdings Corp. adopted the 2004 Stock Option Plan (the SOP), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of officers of Holdings Corp. (who were also the senior management of Ref-Fuel Holdings) to the interests of Holdings Corp. shareholders through the granting of options to purchase stock of Holdings Corp. Holdings Corp. is a privately held company. During 2004, Holdings Corp. granted 13,199 options to the executive officers of Ref-Fuel Holdings under the SOP. Options awarded under the SOP vest over a period of four years and expire ten years from the date of grant. Such ten-year period is automatically extended under certain circumstances.
     On January 31, 2005, in conjunction with the Acquisition, the Board of Directors of Holdings II Corp. and optionees under the SOP adopted an Option Modification Agreement (OMA). Under the terms of the OMA, immediately prior to the Acquisition, the SOP plan was terminated, and on June 24, 2005, a cash payment representing all outstanding options granted or ungranted but authorized under the terms of the SOP, together with certain amounts due and anticipated under other long term compensation plans was made in the amount of $30.2 million and was recorded as compensation expense prior to the Acquisition.
     The Company has applied the recognition provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No compensation cost had been recognized for the stock option plan prior to its termination.
14. Subsequent Events
     As a result of the Change of Control Offer issued by the Company on June 24, 2005, Holder’s of approximately $0.9 million of the Senior Notes tendered their notes for repurchase. All such notes were repurchased on July 26, 2005, with cash provided by Covanta.
     Subsequent to June 30, 2005, the names of several of the Company’s subsidiaries (other than SEMASS and TransRiver) were changed in order to conduct business under the Covanta name. The Company’s name was not changed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
     Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the Securities Act), Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), the Private Securities Litigation Reform Act of 1995 (the PSLRA) or in releases made by the Securities and Exchange Commission (SEC), all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of MSW Energy Holdings II LLC (the Company) and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in other securities filings by the Company, and in Item 1 of Danielson Holding Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 and in other securities filings by Danielson Holding Corporation.
     Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.
Additional Information
     The following discussion addresses the financial condition of the Company as of June 30, 2005, and its results of operations for the three and six months ended June 30, 2005, compared with the same periods last year. It should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto for the periods ended June 30, 2005 and 2004 also contained in this report. It should also be read in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004 and Management’s Discussion and Analysis included in the Company’s 2004 Annual Report Form on 10-K and in the quarterly report on Form 10-Q for the period ended March 31, 2005, to which the reader is directed for additional information.
     The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the Company’s business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Prior to the Equalization Transactions described in Note 1 to the Company’s Unaudited Consolidated Financial Statements, the Company’s investment in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004 is consolidating its results. All significant intercompany transactions and accounts have been eliminated.
     Effective June 24, 2005, Danielson Holding Corporation, a Delaware corporation (Danielson), through its wholly-owned subsidiary, Covanta Energy Corporation, a Delaware corporation (Covanta), acquired all of the issued and outstanding shares of capital stock of American Ref-Fuel Holdings Corp. (Holdings Corp.), the Company’s direct and indirect owner, (the Acquisition). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among Danielson, Holdings Corp. and its owners (the Purchase Agreement). As a result of the Acquisition, Danielson, through Covanta, as Danielson’s permitted designee and assignee under the Purchase Agreement, now owns 100% of the voting securities of Holdings Corp.
     Danielson, through Covanta, paid $747 million in cash for transaction costs and for the shares of Holdings Corp. and assumed the consolidated net debt of Holdings Corp., which was approximately $1.3 billion as of June 24, 2005. Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (EITF) Topic D-97, “Push-Down Accounting,” the Company’s financial statements reflect the effects of its change in ownership and Danielson’s basis in the net assets and liabilities acquired. As a result, the statement of operations and the statement of cash flows for the period from January 1, 2005 through June 24, 2005 reflect the results of the Company prior to purchase accounting adjustments and the statement of operations and statement of cash flows for the period from June 25, 2005 through June 30, 2005, reflect the impact of purchase accounting adjustments arising from the Acquisition.
Executive Summary
The Company is organized as a holding company with all of its operations conducted through subsidiaries in the waste and energy services business. As of June 24, 2005, Covanta purchased 100% of the stock of Holdings Corp. Covanta also conducts its operations through subsidiaries in the waste and energy services business, and the Company’s management, and that of its subsidiaries, is now controlled by Covanta.
The Company has issued its 7.375% Series B Senior Secured Notes due 2010 (Senior Notes). In order to pay periodic debt service when due on the Senior Notes, the Company relies on cash distributions from its subsidiaries. Its ability to pay such debt service is dependent upon the ability its operating subsidiaries to generate cash flow for distributions, and upon the ability its intermediate subsidiary, American Ref-Fuel Company LLC (ARC) to satisfy financial and other covenants applicable to it under its debt arrangements. The Company has historically received sufficient cash distributions to pay periodic debt service on the Senior Notes. For additional detail regarding risks attendant to the businesses of the Company’s operating subsidiaries, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
The following discussion of the company’s financial condition and operating results should be read in conjunction with the consolidated financial statements and related notes appearing in the Quarterly Report on Form 10-Q, and in its Annual Report on Form 10-K for the year ended December 31, 2005, which includes the financial statements of Ref-Fuel Holdings, and supplemental information that follows.

Operating Results
     The following summarizes the historical financial information for MSW Energy Holdings II for the period from June 25, 2005 through June 30, 2005, the period from April 1, 2005 through June 24, 2005, the period from January 1, 2005 through June 24, 2005 and the three months and six months ended June 30, 2004 (unaudited, in thousands):

					For the
	For the Period	For the	For the	For the	Period
	from	Period from	Three	Period from	from	For the
	June 25,	April 1,	Months	June 25,	January 1,	Six Months
	through	through	Ended	through	through	Ended
	June 30,	June 24,	June 30,	June 30,	June 24,	June 30,
	2005	2005	2004	2005	2005	2004
Statement of Operations Data (at end of period):
Net revenues	$8,660	$130,459	$80,366	$8,660	$228,452	$80,366
Equity in net earnings of Ref-Fuel Holdings	—	—	1,930	—	—	6,148
Net interest expense on project debt	(458)	(6,645)	(5,020)	(458)	(13,964)	(5,020)
Plant operating expenses	(2,769)	(46,902)	(33,555)	(2,769)	(103,616)	(33,555)
Depreciation and amortization expense	(1,935)	(42,058)	(18,500)	(1,935)	(57,032)	(18,500)
Administrative and general expense	(252)	(33,413)	(4,322)	(252)	(39,630)	(4,530)
Interest income	34	477	126	34	1,012	143
Interest expense	(576)	(7,965)	(7,269)	(576)	(16,394)	(11,763)
Minority interest in net income of subsidiary	(1,521)	288	(8,133)	(1,521)	(3,690)	(8,133)
Gain (loss) on asset retirement	—	867	(836)	—	(519)	(836)
Income tax (provision) benefit	(490)	2,109	(1,976)	(490)	2,317	(1,784)

Net income (loss)	$693	$(2,783)	$2,811	$693	$(3,064)	$2,536

Cash Flow Data:
Cash provided by operating activities	$8,711				$39,713	$58,974
Cash (used in) provided by investing activities	—				(22,577)	35,240
Cash provided by (used in) financing activities	9,111				(81,920)	(41,095)

Balance Sheet Data:	June 30, 2005	December 31, 2004
Total assets	$2,743,756	$2,169,504
Total debt	1,237,692	1,271,013
Minority interest in consolidated subsidiaries	766,392	364,004
Total members’ equity	303,252	147,893
     The following pro forma supplemental financial data presents certain information relating to the Company, as if the Acquisition and the Equalization Transactions had occurred on January 1, 2004. This pro forma supplemental data is presented because the Company believes that it provides a more accurate presentation of the Company’s financial condition than does the data included in historical financial statements. Historical financial statements for 2004 include equity earnings for the four months ended April 30, 2004, from the Company’s 49.8% interest in Ref-Fuel Holdings, and consolidated results thereafter. In addition, and as a result of the Acquisition, the Company’s balance sheet was revalued as of June 24, 2005. These results are presented because the Company believes they may be useful in measuring its ability to meet debt service obligations, but they are not necessarily indicative of actual results and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity.

Supplemental Pro Forma Information
     The following table results represent the pro forma results for the six months ended June 30, 2005 and 2004 as if the Acquisition and the Equalization Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Equalization Transactions actually occurred on January 1, 2004. (unaudited, in thousands):

	Pro Forma	Pro Forma
	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2004
Revenues
Waste disposal and related services revenues	$154,682	$157,118
Electricity and steam sales	82,429	79,870

Total net revenues	237,111	236,988

Expenses
Operating	106,386	113,048
Depreciation and amortization	69,406	69,450
Net interest expense on project debt	16,656	18,753
General and administrative	11,705	12,153
Loss on asset retirements	519	1,178

Operating income	32,439	22,406
Interest income	1,046	435
Interest expense	(16,602)	(16,938)
Minority interests in net income of subsidiary	(12,962)	(8,186)

Income (loss) before income taxes	$3,921	$(2,283)

Comparison of the Unaudited Pro Forma Six Months Ended June 30, 2005 and 2004, respectively
     Total Net Revenues. Total pro forma net revenues were $237.1 million for the six months ended June 30, 2005, an increase of $0.1 million over the prior year pro forma results. Electricity and steam revenues were $82.4 million for the period, an increase of $2.6 million. Of this increase $1.9 million resulted from improved energy pricing in 2005 and $0.5 million resulted from increased electricity sold. This increase in electricity sold during 2005 resulted primarily from a planned major turbine outage that was performed in May 2004 that did not recur in the six months ended June 30, 2005. In addition, the steam revenues increased by $0.5 million for the six months ended June 30, 2005 as compared to the prior period.
     The increase in the electricity and steam sales was offset by a decrease in waste disposal and related services revenues, which decreased in the first six months of 2005 by $2.4 million from the prior year’s period. The decrease resulted from an ash marketing arrangement which ended in the first quarter of 2004. This ash marketing arrangement generated approximately $1.6 million of revenue in the first six months of 2004, and no comparable revenues were recorded for the 2005 period. In addition, metals revenues decreased during the first six months of 2005 by approximately $0.5 million. Waste volumes for the six months ended June 30, 2005 decreased causing a reduction in revenues of approximately $2.9 million, partially offset by an increase in revenues of approximately $2.2 million resulting from waste price increases.
     Plant Operating Expenses. Plant operating expenses were $106.4 million for the pro forma six months ended June 30, 2005, a decrease of $6.7 million as compared to the prior period. During 2004, one facility performed a planned major turbine overhaul, which increased operating expenses in 2004, as compared to 2005. In addition, the ash marketing arrangement had certain operating expenses associated with it, and as that arrangement was cancelled in 2004, these additional operating expenses were not incurred during the comparable period for 2005.
     Depreciation and Amortization. Depreciation and amortization remained consistent at $69.4 million for the pro forma six months ended June 30, 2005, as compared with the prior year pro forma period.
     Net Interest Expense on Project Debt. Interest on project debt decreased approximately $2.1 million as a result of lower project debt, as compared to the six months ended June 30, 2004.
     General and Administrative. General and administrative expenses decreased $0.4 million for the six months ended June 30, 2005 as compared to the prior year. This decrease resulted from higher developmental spending in 2004, as compared to 2005.
Debt Covenant
     The indenture under which the Company’s 7.375% Series B Senior Secured Notes due 2010 (Senior Notes) were issued requires, among other things, but subject to certain exceptions, that any restricted payments are not permitted unless certain ratio covenants based on the Company’s proportionate ownership of Ref-Fuel Holdings have been met. The proportionate adjusted data is presented, including proportionate interest expense and proportionate adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) because these measures are used in the calculation of covenant compliance under such indenture governing the Senior Notes.
     These measures, which are included in the following tables, are unaudited measures which are not prepared in accordance with US generally accepted accounting principles (GAAP). They are not intended to supplant the information provided in accordance with GAAP. Furthermore, these measures may not be comparable to those used by other companies. The following tables should be read in conjunction with the Company’s historical financial statements and related notes.
     Additionally, as required under the indenture the activity of Ref-Fuel Holdings is separate from MSW Energy Holdings II incremental activity in the following calculations (dollars in thousands).

	Twelve Months Ended
	June 30, 2005
	(unaudited)
Proportionate other data
Proportionate Adjusted EBITDA (1)	$138,150
Proportionate interest expense (2)	40,791
Ratio of proportionate Adjusted EBITDA to proportionate interest expense (3)	3.4	x

(1)	Proportionate Adjusted EBITDA is defined under the indenture as 50% of the pro forma Adjusted EBITDA of Ref-Fuel Holdings. Adjusted EBITDA (as calculated below) is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of operating performance or any other measures of performance derived in accordance with GAAP. Proportionate Adjusted EBITDA for the last twelve months ended June 30, 2005 is calculated by subtracting the results for the six months ended June 30, 2004 from the twelve months ended December 31, 2004, and then adding the six months ended June 30, 2005, as follows (unaudited, dollars in thousands):

				Combined
	Year	Six Months	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	June 30,	June 30,	June 30,
	2004	2004	2005	2005
Ref-Fuel Holdings:
Net Income	$92,030	$28,835	$10,298	$73,493
Income taxes	741	216	(39)	486
Net interest expense on intermediate debt	15,351	7,915	6,883	14,319

Operating income	108,122	36,966	17,142	88,298
One time charges for Acquisition	—	—	30,192	30,192
Interest on Project Debt	28,379	13,672	14,422	29,129
Depreciation and amortization	120,530	61,010	58,966	118,486
Loss on retirements	2,107	1,178	519	1,448

EBITDA	259,138	112,826	121,241	267,553
Fair value adjustment amortization and revenue levelization adjustments	19,148	9,476	(925)	8,747

Adjusted EBITDA	$278,286	$122,302	$120,316	$276,300

MSW Energy Holdings ownership percentage				50%

MSW Energy Holdings Proportionate Adjusted EBITDA				$138,150

(2)	Proportionate interest expense is defined under the indenture as 50% of the interest expense for Ref-Fuel Holdings plus 100% of interest expense.
     The following table reconciles MSW Energy Holdings II Proportionate Interest Expense (dollars in thousands):

Twelve Months Ended
June 30, 2005
Ref-Fuel Holdings interest expense	$47,893
MSW Energy Holdings II ownership percentage	50%

Ref-Fuel Holdings proportionate interest expense	23,947
MSW Energy Holdings II incremental interest expense	16,844

MSW Energy Holdings II proportionate interest expense	$40,791

(3)	Proportionate Adjusted EBITDA to proportionate interest expense is defined under the indenture as the quotient of proportionate Adjusted EBITDA divided by proportionate interest expense.
     Critical Accounting Policies. The Company’s management is responsible for the consolidated financial statements and has evaluated the accounting policies to be used in their preparation. The Company’s management believes these policies to be reasonable and appropriate. The following discussion identifies those accounting policies that are believed to be critical in the preparation of the consolidated financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts will be reported under different conditions or using different assumptions.
     Principles of Consolidation. The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries and Ref-Fuel Holdings. Prior to the Equalization Transactions, the investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company had effective control of Ref-Fuel Holdings and, as of April 30, 2004, have consolidated its results. All significant intercompany transactions and accounts have been eliminated. The minority interests shown relate to Duke’s 0.2% interest and MSW Energy Holdings’ 49.8% interest in Ref-Fuel Holdings.
     Use of Estimates in Preparing Financial Statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities at the date of the financial statements; (b) the disclosures of contingent assets and liabilities at the date of the financial statements; and (c) reported amounts of revenues and expenses recognized during the reporting period. Significant management estimates include the estimated lives of long-lived assets, allowances for doubtful accounts receivable, liabilities for self-insurance and certain landfill liabilities. Such estimates may be subsequently revised as necessary when additional information becomes available. Actual results could differ from those estimates.
     Equity Method Investment. The investment in Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated statements of operations include the Company’s share of net earnings in “Equity in net earnings of Ref-Fuel Holdings” for the period up to April 30, 2004.

Effect of New Accounting Standard
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment” (FAS 123(R)). FAS 123(R) revises FAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a change from the Company’s current practice. On April 14, 2005, the SEC announced that FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. We are reviewing FAS 123(R), and are currently assessing the impact to our financial statements. As a result of the termination of Holdings Corp.’s stock plan, there will be no impact upon the adoption of FAS 123(R) on the Company.
Contractual Obligations and Commercial Commitments
     The following table sets forth contractual obligations outstanding as of June 30, 2005 (unaudited, dollars in thousands):

		Less than 1			More than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$1,181,645	$52,937	$268,007	$232,678	$628,023
Operating Lease Obligations	144,430	14,609	27,588	31,463	70,770
Other Long-Term Obligations	24,493	4,577	8,466	—	11,450

Total	$1,350,568	$72,123	$304,061	$264,141	$710,243

Impact of the Acquisition on the Company
     In connection with the Acquisition, Covanta entered into new financing arrangements. The new financing arrangements are recourse to Covanta, Danielson and certain of Covanta’s subsidiaries, excluding the Company and its subsidiaries. Covanta’s new financing arrangements contain restrictive covenants that may limit the Company’s ability to engage in certain activities, and which may be more restrictive than those restrictive covenants in the Company’s existing indebtedness. These restrictions in Covanta’s new financing arrangements, subject to certain exceptions, further limit the Company’s ability to do the following, among other things:
•	incur additional indebtedness;

•	create liens;

•	purchase or redeem capital stock;

•	make investments;

•	sell assets or consolidate or merge with or into other companies;

•	engage in transactions with affiliates; and

•	engage in new lines of business.
     Failure to comply with those covenants could result in an event of default under Covanta’s new financing arrangements which, if not cured or waived, could result in the acceleration of some or all of its debt.
     Covanta’s new financing arrangements include letter of credit facilities pursuant to which Covanta may make available letters of credit as required by its subsidiaries’ businesses, including the Company’s subsidiaries. The Company’s letter of credit facilities which existed prior to the Acquisition were cancelled as of June 24, 2005.

Item 4. Controls and Procedures
MSW Energy Holdings II
     As of the end of the period covered by this report, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon the results of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
     The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, believes that its disclosure controls and procedures are effective to provide such reasonable assurance.
     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
     As a result of the Acquisition, the Company experienced reductions in and changes to accounting and finance staff. In addition, following the Acquisition, the Company’s internal controls over financial reporting and its disclosure controls and procedures, are expected to be integrated with those of Danielson. The integration process may present challenges because Danielson and the Company operate different software systems, and because of such staff reductions and changes. In addition, as of the filing of its Quarterly Report on Form 10-Q for the second quarter of 2005, Danielson reported that a previously-reported material weakness in its internal controls over financial reporting had not yet been remediated. Danielson’s reported material weakness, the net effect of which Danielson reported was immaterial and was corrected prior to issuance of its 2004 Annual Report on Form 10-K, as amended, related principally to errors in certain accounting calculations that are similar to certain purchase accounting calculations that will be required in connection with the Acquisition. Danielson’s efforts to remediate the reported material weakness, when coupled with the effort to integrate the controls of the Company, could adversely affect the effectiveness of the Company’s disclosure controls and procedures.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
     Lower Passaic River Study. By letters dated August 13, 2004 and May 3, 2005, USEPA notified American Ref-Fuel Company of Essex County (Essex) that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (LPRSA), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 Potentially Responsible Parties (PRPs) named thus far. USEPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA’s notice letters state that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by USEPA totaling approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’ ultimate liability in the matter, including for natural resource damages. Given the uncertainty, Essex has entered an arrangement with USEPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by USEPA and for the $10 million cost of the study, by contributing $250,000 to the cost of the study and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group.
     CMW Landfill. Semass Partnership, a 90% owned subsidiary of Ref-Fuel Semass, has a waste management agreement (the WMA) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the CMW Landfill), which CMW leases from Wankinco River, Inc. (Wankinco). In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement described above, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20.0 million fund limit is adequate for its intended purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the first six months of 2005 and the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of June 30, 2005 and December 31, 2004, the balance in the Fund was approximately $15.2 million and $14.0 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.

Item 5. Other Information.
     None.

Item 6. Exhibits
(a)	Exhibits
12	Statement re Computation of Ratio of Earnings to Fixed Charges.

31(a)	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings II LLC.

31(b)	15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings II LLC.

31(c)	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co. II, Inc.

31(d)	15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co.II, Inc.

32(a)	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings II LLC.

32(b)	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co. II, Inc.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings II LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSW ENERGY HOLDINGS II LLC
By:	/s/ Craig D. Abolt
Craig D. Abolt
Senior Vice President and Chief Financial Officer

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: August 15, 2005

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co. II, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSW ENERGY FINANCE CO. II, INC.
By:	/s/ Craig D. Abolt
Craig D. Abolt
Senior Vice President and Chief Financial Officer

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: August 15, 2005

EXHIBIT INDEX
12	Statement re Computation of Ratio of Earnings to Fixed Charges.

31(a)	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings II LLC.

31(b)	15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings II LLC.

31(c)	15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co. II, Inc.

31(d)	15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co.II, Inc.

32(a)	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings II LLC.

32(b)	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co. II, Inc.