Form 10-Q
period 2005-09-30
MSW ENERGY FINANCE CO II INC; MSW ENERGY HOLDINGS II LLC
filed 2005-11-09
CIK 1276517, 1276518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0001276518 0001276517	MSW Energy Holdings II LLC MSW Energy Finance Co. II, Inc.	Delaware Delaware	13-3213489 20-0400947
Commission File Number	(Exact name of each registrant as specified in its charter)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
c/o Covanta Holding Corporation
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Part I FINANCIAL INFORMATION	3
Item 1. Consolidated Financial Statements	3
Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3
Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2004 (Unaudited)	4
Consolidated Statements of Operations for the period from June 25 through September 30, 2005, the period from January 1 through June 24, 2005 and the Nine Months Ended September 30, 2004 (Unaudited)	5
Consolidated Statements of Member’s Equity for the period from January 1, 2004 to June 24, 2005 (Predecessor) and the period from June 24 to September 30, 2005 (Successor) (Unaudited)	6
Consolidated Statements of Cash Flows for the period from June 25 through September 30, 2005, the period from January 1 through June 24, 2005 and the Nine Months Ended September 30, 2004 (Unaudited)	7
Notes to the Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4. Controls and Procedures	25
PART II OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 5. Other Information.	26
Item 6. Exhibits	27

SIGNATURES	28
Computation of Ratio of Earnings to Fixed Charges
15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings II LLC
15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings II LLC
15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co. II, Inc.
15-d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co. II, Inc.
Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings II, LLC
Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co. II, Inc.

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$39,938	$86,347
Restricted cash and short-term investments	65,905	61,995
Accounts receivable, net of allowance for doubtful accounts of $2,419 and $1,491, respectively	74,322	72,027
Prepaid expenses and other current assets	14,173	11,012

Total current assets	194,338	231,381

Long-term assets
Property, plant and equipment, net	1,879,580	1,174,896
Intangible assets, net	261,836	536,229
Goodwill	292,810	123,984
Restricted cash and long-term investments	83,041	85,926
Other long-term assets	12,382	17,088

Total long-term assets	2,529,649	1,938,123

Total assets	$2,723,987	$2,169,504

Liabilities and Member’s Equity
Current liabilities
Accounts payable trade	$4,282	$5,050
Accounts payable intercompany	793	—
Current portion of intermediate debt	23,175	20,000
Current portion of project debt	64,724	67,184
Accrued interest payable	16,615	16,448
Other current liabilities	39,058	36,156

Total current liabilities	148,647	144,838

Long-term liabilities
Intermediate debt	439,084	445,000
Project debt	682,137	738,829
Deferred income taxes	242,612	126,944
Other long-term liabilities	136,825	201,996

Total long-term liabilities	1,500,658	1,512,769

Total liabilities	1,649,305	1,657,607

Commitments and contingencies (Note 12)
Minority interests	770,984	364,004

Member’s equity
Total member’s equity	303,698	147,893

Total liabilities and member’s equity	$2,723,987	$2,169,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004
Revenues
Waste disposal and related services revenues	$81,719	$81,606
Electricity and steam sales	43,482	43,066

Total operating revenues	125,201	124,672
Expenses
Plant operating expenses	47,028	47,329
Depreciation and amortization	26,802	29,457
Net interest expense on project debt	7,692	7,526
General and administrative	3,682	5,404
(Gain) on asset retirement	(494)	(218)

Operating income	40,491	35,174

Interest income	293	281

Interest expense	(8,354)	(8,579)

Minority interests in net (income) loss of subsidiary	(18,321)	(15,693)

Income (loss) before income taxes	14,109	11,183

Income tax (provision) benefit	(6,056)	(4,744)

Net income (loss)	$8,053	$6,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars)

	For the Period	For the Period
	from	from
	June 25	January 1	For the Nine
	through	through	Months Ended
	September 30,	June 24,	September 30,
	2005	2005	2004
Revenues
Waste disposal and related services revenues	$87,400	$148,792	$135,408
Electricity and steam sales	46,461	79,660	69,630

Total operating revenues	133,861	228,452	205,038

Expenses
Plant operating expenses	49,797	103,616	80,883
Depreciation and amortization	28,737	57,032	47,957
Net interest expense on project debt	8,150	13,964	12,546
General and administrative	3,932	39,630	9,934
(Gain) loss on asset retirement	(494)	519	618

Operating income	43,739	13,691	53,100

Interest income	327	1,012	424

Interest expense	(8,930)	(16,394)	(20,343)

Equity in net earnings of unconsolidated affiliate — Covanta Ref-Fuel Holdings	—	—	6,148

Minority interests in net income of subsidiary	(19,842)	(3,690)	(23,826)

Income (loss) before income taxes	15,294	(5,381)	15,503

Income tax (provision) benefit	(6,546)	2,317	(6,528)

Net income (loss)	8,748	(3,064)	8,975

Other comprehensive loss	—	—	(211)

Comprehensive income (loss)	$8,748	$(3,064)	$8,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(Unaudited, in thousands of dollars)

		Accumulated Other
		Comprehensive
	Member’s Equity	Income	Total
Balance, January 1, 2004	$149,980	$—	$149,980
Finalization of purchase accounting	4,573	—	4,573
Current tax benefit contributed to member	11,479	—	11,479
Capital contribution from member	52	—	52
Distribution to member	(31,150)	—	(31,150)
Unrealized gain on investments from the consolidation of Covanta Ref- Fuel Holdings	—	211	211
Comprehensive income	12,959	(211)	12,748

Balance, December 31, 2004	147,893	—	147,893
Distributions to member	(19,469)	—	(19,469)
Current tax benefit contributed to member	(3,444)	—	(3,444)
Net loss for the period from January 1, 2005 through June 24, 2005	(3,064)	—	(3,064)

Balance, June 24, 2005 (predecessor)	$121,916	$—	$121,916

Balance, June 24, 2005 (successor)	$302,001	$—	$302,001
Current tax provision contributed by member	4,065	—	4,065
Adjustments to purchase accounting, net of tax	124	—	124
Adjustment for the change in minority interest	22	—	22
Distribution to member	(11,262)	—	(11,262)
Net income for the period from June 25, 2005 through September 30, 2005	8,748	—	8,748

Balance, September 30, 2005	$303,698	$—	$303,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of dollars)

	For the Period	For the Period
	from	from
	June 25	January 1	For the Nine
	through	through	Months Ended
	September 30,	June 24,	September 30,
	2005	2005	2004
Cash flows from operating activities
Net income (loss)	$8,748	$(3,064)	$8,975
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,737	57,032	47,957
Deferred income taxes	2,200	910	4,142
Revenue contract levelization	1,007	692	9,002
Amortization of lease	748	(1,593)	(275)
Amortization of debt premium and deferred financing costs	(2,700)	(5,182)	(5,159)
Amortization of deferred revenue	(7)	(75)	(16)
Equity earnings in unconsolidated affiliate — Covanta Ref-Fuel Holdings	—	—	(6,148)
Distributions from Covanta Ref-Fuel Holdings	—	—	31,500
(Gain) loss on asset retirements	(494)	519	618
Minority interests	19,842	3,690	18,826
Changes in assets and liabilities:
Accounts receivable, net	1,916	(4,211)	(3,277)
Prepaid expenses and other current assets	(235)	(2,893)	1,565
Other long-term assets	(1,186)	(2,943)	292
Accounts payable and current liabilities	1,159	(4,073)	(262)
Accounts payable related parties	759	—	—
Income taxes payable	4,065	(3,479)	4,599
Accrued interest payable	(5,348)	5,515	(1,612)
Other long-term liabilities	407	(1,132)	(116)

Net cash provided by operating activities	59,618	39,713	110,611

Cash flows from investing activities
Additions of property, plant and equipment	(1,898)	(25,228)	(8,534)
Proceeds from sale of assets	487	2,651	20
Additional investment in unconsolidated subsidiary	—	—	(75)
Cash from consolidation of unconsolidated subsidiary (Note 3)	—	—	40,238

Net cash (used in) provided by investing activities	(1,411)	(22,577)	31,649

Cash flows from financing activities
Change in restricted cash and investments, net	7,248	(8,273)	(41,850)
Payment of financing costs	—	—	(25)
Payment of long-term debt	(19,998)	(29,178)	(5,731)
Distributions paid to members	(11,262)	(19,469)	(21,494)
Distributions to be paid to holders of minority interest	(15,820)	(25,000)	—

Net cash (used in) financing activities	(39,832)	(81,920)	(69,100)

Net increase (decrease) in cash and cash equivalents	18,375	(64,784)	73,160
Cash and cash equivalents, beginning of period	21,563	86,347	2

Cash and cash equivalents, end of period	$39,938	$21,563	$73,162

     The accompanying notes are an integral part of these condensed consolidated financial statements.

MSW Energy Holdings II LLC and Subsidiaries
Notes to Consolidated Financial Statements
1. Organization
     MSW Energy Holdings II LLC (MSW Energy Holdings II, collectively with its subsidiaries, hereinafter referred to as “the Company”), a Delaware limited liability company formed in August 2003 and its wholly-owned subsidiary, MSW Energy Finance Co. II, Inc. (“MSW Finance II”), a Delaware corporation, were formed for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC (“MSW Merger”), the Company’s indirect parent, with and into Covanta ARC Holdings Corp. (“Holdings Corp.”, and formerly known as American Ref-Fuel Holdings Corp.) (the “Merger”). After the Merger, Covanta Ref-Fuel II Corp. (“Ref-Fuel II”, formerly known as Ref-Fuel II Corp.) a Delaware corporation, and an indirect subsidiary of Holdings Corp., became a subsidiary of MSW Energy Holdings II. The Merger was completed on December 12, 2003 (see Note 3). After completion of the Merger, MSW Energy Holdings II held a direct 49.9% capital interest in Covanta Ref-Fuel Holdings LLC (“Covanta Ref-Fuel Holdings”), formerly known as Ref-Fuel Holdings LLC, and wholly owns Ref-Fuel II, which owned a 0.1% capital interest in Covanta Ref-Fuel Holdings. Both interests were contributed to MSW Energy Holdings II by Holdings Corp. Covanta Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in Covanta ARC LLC (“Covanta ARC”), formerly known as American Ref-Fuel Company LLC. Covanta ARC, which through subsidiaries, owns and operates six waste-to-energy facilities in the northeast United States. From inception (August 20, 2003) through December 12, 2003, MSW Energy Holdings II did not have any operations, other than incurring interest on its debt.
     MSW Finance II was organized in November 2003 for the sole purpose of acting as co-issuer with MSW Energy Holdings II of $225.0 million aggregate principal amount of 7 3/8% senior secured notes due September 1, 2010 (“Senior Notes”). Other than serving as co-issuer, MSW Finance II does not conduct operations of its own and has no assets.
     On April 30, 2004, MSW Energy Holdings II’s indirect owner, Holdings Corp., entered into a series of transactions (“Equalization Transactions”) which changed its ownership structure. As a result, Holdings Corp. was owned 60% by several private equity funds (the “DLJMB Funds”), each of which is managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (“CSFB Private Equity”), and 40% by several investment funds (the “Highstar Funds”), each of which is managed by AIG Global Investment Corp. (“AIGGIC”) (the DLJMB Funds and the Highstar Funds collectively constituted the “Control Group”). The Equalization Transactions resulted in the DLJMB Funds affiliates collectively owning a 60% indirect interest in MSW Energy Holdings II and the Highstar Funds affiliates collectively owning a 40% indirect interest in MSW Energy Holdings II.
     Also as a result of the Equalization Transactions, MSW Energy Holdings LLC (“MSW Energy Holdings”), which holds a 50% membership interest in Covanta Ref-Fuel Holdings, was owned (i) 60% by MSW Acquisition LLC, an affiliate of CSFB Private Equity, (ii) 39.99% collectively by entities managed by AIGGIC, and (iii) 0.01% by Holdings Corp., who was named the managing member.
     On August 31, 2004, Holdings Corp., the DLJMB Funds and the Highstar Funds effected a series of transactions that resulted in Holdings Corp. becoming the direct and indirect parent of MSW Energy Holdings (August 31 Transactions).
     After the Equalization Transactions, Holdings Corp. controls the operations of Covanta Ref-Fuel Holdings as 99.8% of the interests in Covanta Ref-Fuel Holdings are owned by the Company and MSW Energy Holdings (effective as of April 30, 2004). As a result, the Company has effective control of Covanta Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the period from May 1, 2004 (See Note 5).
     Effective June 24, 2005, Covanta Holding Corporation (“CHC”), formerly known as Danielson Holding Corporation, a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation (“Covanta”), a Delaware corporation, acquired all of the issued and outstanding shares of capital stock of Holdings Corp. (the “Acquisition”). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among CHC, Holdings Corp. and its owners (the “Purchase Agreement”). As a result of the Acquisition, CHC, through Covanta, as CHC’s permitted designee and assignee under the Purchase Agreement, owns 100% of the voting securities of Holdings Corp.
     Covanta paid $747 million in cash for transaction costs and for the shares of Holdings Corp. and assumed the consolidated net debt of Holdings Corp., which was approximately $1.3 billion as of June 24, 2005. Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting,” the

Company’s financial statements reflect the effects of its change in ownership and the new owner’s basis in the net assets and liabilities acquired. As a result, the statements of operations and the statements of cash flows for the period from January 1, 2005 through June 24, 2005 reflect the results of the Company prior to purchase accounting adjustments and the statement of operations and statement of cash flows for the period from June 25 to September 30, 2005, reflect the impact of preliminary purchase accounting adjustments arising from the Acquisition. See Note 3 for further information.
     Covanta ARC, a wholly-owned subsidiary of Covanta Ref-Fuel Holdings, owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, Covanta ARC owns or controls six waste-to-energy facilities located in the northeastern United States (the “Covanta ARC operating facilities”). The subsidiaries of Covanta ARC that operate the Covanta ARC operating facilities (the “Covanta ARC operating companies”) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by those facilities. Covanta ARC subsidiaries include: (a) Covanta ARC Company, formerly American Ref-Fuel Company (“Covanta ARC Management”); (b) TransRiver Marketing Company, L.P. (“TransRiver”); (c) Covanta Hempstead LLC, Formerly American Ref-Fuel Company of Hempstead (“Hempstead”); (d) Covanta Essex Company, formerly American Ref-Fuel Company of Essex County (“Essex”); (e) Covanta Southeastern Connecticut Company, formerly American Ref-Fuel Company of Southeastern Connecticut (“Seconn”); (f) Covanta Niagara, L.P., formerly American Ref-Fuel Company of Niagara, L.P. (“Niagara”); (g) Covanta Company of Semass, L.P., formerly know as American Ref-Fuel Company of Semass, L.P. (“Ref-Fuel Semass”); (h) Covanta of Semass, L.P., formerly know as American Ref-Fuel Operations of Semass, L.P. (“Semass Operator”); (i) Covanta Delaware Valley, L.P., formerly known as American Ref-Fuel Company of Delaware Valley, L.P. (“Delaware Valley”) (collectively referred to as the “Covanta ARC Partnerships”).
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.
2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of MSW Energy Holdings II, its wholly-owned subsidiaries and Covanta Ref-Fuel Holdings. Prior to the Equalization Transactions, the Company’s investment in Covanta Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company had effective control of Covanta Ref-Fuel Holdings and as of April 30, 2004, consolidated its results of operations, cash flows and balance sheet. All significant intercompany transactions and accounts have been eliminated. The minority interests reported relates to Duke Energy Corporation’s (“Duke”) 0.2% interest, and MSW Energy Holdings’ 49.8% interest in Covanta Ref-Fuel Holdings. As of September 30, 2005, MSW Energy Holdings acquired Duke’s 0.2% interest, and now holds a 50% interest in Covanta Ref-Fuel Holdings.
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
     The Company’s investment in Covanta Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated results of operations include the Company’s share of net earnings in “Equity in net earnings unconsolidated affiliate — Covanta Ref-Fuel Holdings” for the period up to April 30, 2004.
     Income Taxes
     As the Company is a limited liability company which is disregarded for federal income tax purposes, it is not subject to Federal and State income taxes; rather its income or loss is included in the income tax returns of its member. The Company is owned 100% directly and indirectly by Holdings Corp., which is a C Corporation for Federal Income tax purposes. The Company has provided Federal and State income taxes in order to reflect what the effect on its income would have been if the taxes had been incurred by the Company directly rather than by its members. Changes in taxes payable have been treated as capital contributions and.or distributions to the Company’s members.
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
     Stock-Based Compensation
     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS No. 123” concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation plans.
     Treatment of Pass Through Costs
     Pass through costs are costs for which the Company receives a direct contractually committed reimbursement from the municipality. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of the reimbursements from the municipalities in the Company’s consolidated financial statements. Total pass through expenses for the periods from January 1, 2005 through June 24, 2005; June 25, 2005 though September 30, 2005; July 1, 2005 through September 30, 2005; January 1, 2004 through September 30, 2004; July 1, 2004 through September 30, 2004, were $2.8 million, $1.7 million, $1.6 million, $2.5 million, and $1.6 million, respectively.
     Risks and Uncertainties
     The Company’s operations involve a number of significant risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations and adversely affect the Company’s financial condition and prevent it from fulfilling its obligations include, but are not limited to, the Company’s dependency on the operations of the Covanta ARC operating companies and the Company’s substantial indebtedness. For additional detail regarding risks attendant to the

Company’s operating subsidiaries, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     Effect of New Accounting Standard
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a change from the Company’s current practice. On April 14, 2005, the SEC announced that SFAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the termination of Holdings Corp.’s stock plan, there will be no impact upon the adoption of SFAS 123(R) on the company (see Note 13).
3. Business Combinations
     As described in Note 1, the Company’s assets have been valued by independent appraisers in order to assist management in the determination of the purchase price allocations relating to the fair market value of the assets and liabilities acquired in the Acquisition.
     In recording the Acquisition and in accordance with EITF Topic D-97, “Push-Down Accounting”, the Company recorded incremental fair value of $180.1 million as an addition to members’ equity and applied the respective fair value of the acquisitions in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management, using a preliminary valuation prepared by the independent appraisers.
     The purchase price was allocated as follows, as of (unaudited, in thousands of dollars):

	June 24, 2005	September 30, 2005
Fair value of assets acquired
Current assets	$175,274	$175,274
Property, plant and equipment	1,901,787	1,901,787
Intangible assets (excluding goodwill)	269,436	269,436
Other assets	106,367	103,778
Goodwill	298,089	292,810

Total Assets Acquired	$2,750,953	$2,743,085

Fair value of liabilities assumed
Current liabilities	140,752	140,752
Long-term Intermediate debt	448,479	448,479
Long-term Project debt	718,805	706,732
Deferred income taxes	238,400	242,177
Other liabilities	137,645	137,645

Total Liabilities Assumed	1,684,081	1,675,785

Minority interest acquired	764,871	765,085

Net assets acquired	$302,001	$302,215

     As a result of the Acquisition, the Company recorded a liability relating to the closure of its headquarters of approximately $2.1 million and liabilities for severance and other compensation in the amount of $9.2 million, approximately $0.7 million have been paid relating to these liabilities as of September 30, 2005. As of September 30, 2005, goodwill was $292.8 million which reflected adjustments to the carrying value of project debt by $12.1 million, a fair value adjustment related to a service agreement of $2.5 million, a deferred tax adjustment of $3.8 million and various other liability adjustments of $0.5 million, which also impacted minority interest, as part of management’s ongoing purchase accounting true-up The net assets of the Company changed as a result of a purchase accounting true-up on the books of its indirect parent.
4. Reclassifications of Prior Periods
     In order to conform to Covanta’s income statement presentation, the following reclassifications were made to the prior year’s statements of operations (unaudited, in thousands of dollars).

	As Previously
	Reported Three		As Reported Three
	Months Ended		Months Ended
	September 30, 2004	Reclassifications	September 30, 2004
Revenues
Waste disposal and related service revenues	$73,004	$8,602	$81,606
Electricity and steam sales	36,208	6,858	43,066
Other revenues	3,746	(3,746)	—

Total operating revenues	112,958	11,714	124,672
Expenses
Plant operating expenses	44,430	2,899	47,329
Depreciation and amortization	16,820	12,637	29,457
Net interest expense on project debt	—	7,526	7,526
General and administrative	9,229	(3,825)	5,404
Loss on asset retirements	(218)	—	(218)

Operating income	42,697	(7,523)	35,174
Interest income	886	(605)	281
Interest expense	(16,710)	8,131	(8,579)
Minority interests in net income of subsidiary	(15,693)	—	(15,693)
Other income, net	3	(3)	—

Income before income taxes	$11,183	$—	$11,183

	As Previously
	Reported Nine		As Reported Nine
	Months Ended		Months Ended
	September 30, 2004	Reclassifications	September 30, 2004
Revenues
Waste disposal and related service revenues	$122,124	$13,284	$135,408
Electricity and steam sales	58,527	11,103	69,630
Other revenues	5,759	(5,759)	—

Total operating revenues	186,410	18,628	205,038
Expenses
Plant operating expenses	75,139	5,744	80,883
Depreciation and amortization	27,993	19,964	47,957
Net interest expense on project debt	—	12,546	12,546
General and administrative	17,119	(7,185)	9,934
Loss on asset retirements	618	—	618

Operating income	65,541	(12,441)	53,100
Interest income	1,403	(979)	424
Interest expense	(33,868)	13,525	(20,343)
Equity in net earnings of unconsolidated affiliate — Covanta Ref-Fuel Holdings	6,148	—	6,148
Minority interests in net income of subsidiary	(23,826)	—	(23,826)
Other income, net	105	(105)	—

Income before income taxes	$15,503	$—	$15,503

     These reclassifications consisted of the following:
•	The amortization of above and below market contracts were reclassified from waste disposal and related service revenues and electricity and steam sales into depreciation and amortization expense.

•	Other revenues, which primarily consisted of sales of scrap metals, were reclassified from other revenues into waste and service revenues.

•	Interest expense on project debt and interest income on funds restricted for the payment of project debt were reclassified as a reduction of operating income.

•	Certain costs associated with operating facilities and TransRiver were reclassified from general and administrative expenses into operating expenses.

•	Reimbursements from certain municipal clients for operating expenses were reclassified from revenues to reductions of operating expenses.

•	Reductions of revenues shared with certain municipal customers for energy produced were reclassified from waste and service revenues to energy revenues.

•	Other minor miscellaneous reclassifications were also made.
5. Equity Investment in Covanta Ref-Fuel Holdings
     Summarized statement of operations information for Covanta Ref-Fuel Holdings, prior to consolidation by the Company following the Equalization Transactions, is as follows (unaudited, in thousands of dollars):

For the Four
Months Ended
April 30, 2004
Revenues	$156,623
Operating income	18,000
Net earnings	12,753
Company’s equity in net earnings	6,148
Pro Forma Information
     The following results represent the pro forma results as if the Acquisition and the Equalization Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Acquisition and the Equalization Transactions actually occurred on January 1, 2004 (unaudited, in thousands of dollars):

	Pro Forma	Pro Forma
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004
Revenues
Waste disposal and related services revenues	$236,192	$238,574
Electricity and steam sales	126,121	123,085

Total operating revenues	362,313	361,659
Expenses
Plant operating expenses	156,551	165,194
Depreciation and amortization	80,389	80,808
Net interest expense on project debt	23,587	26,945
General and administrative	14,522	11,846
Loss on asset retirements	25	960

Operating income	87,239	75,906
Interest income	1,339	715
Interest expense	(26,286)	(26,339)

Net income (loss) before minority interest and income taxes	$62,292	$50,282

6. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (unaudited, in thousands of dollars):

	Useful Life	September 30, 2005	December 31, 2004
Plant and equipment	2-50 years	$1,873,996	$1,206,558
Land		3,813	3,813
Leasehold improvements	Up to 17 years	5,575	5,575
Landfill	13 years	17,831	17,768
Construction in progress		2,268	6,244

Total property, plant and equipment		1,903,483	1,239,958
Accumulated depreciation		(23,903)	(65,062)

Property, plant and equipment, net		$1,879,580	$1,174,896

7. Intangible Assets and Goodwill
     Intangible assets consisted of the following (unaudited, in thousands of dollars):

	Useful Life	September 30, 2005	December 31, 2004
Waste, electricity and steam contracts	3-11 years	$194,562	$548,725
Financing costs	7 years	—	9,270
Lease asset	24 years	71,845	—
Emissions credits	Indefinite	—	43,377
Other intangibles	Indefinite	3,029	3,579

		269,436	604,951
Accumulated amortization		(7,600)	(68,722)

Intangible assets, net		$261,836	$536,229

     The following table represents the amount of estimated expense associated with the intangible assets expected to be included in the statement of operations for each of the years indicated (unaudited, in thousands of dollars):

	Waste, electricity	Lease
	and steam	Asset
	contracts	Contract	Totals
Estimated 2005 (after September 30, 2005)	$7,026	$748	$7,774
2006	26,979	2,994	29,973
2007	26,979	2,994	29,973
2008	26,969	2,994	29,963
2009	23,423	2,994	26,417
Thereafter	76,372	58,335	134,707

Total	$187,748	$71,059	$258,807

Goodwill
     In connection with the Acquisition, approximately $292.8 million of goodwill was recorded, which represents the total consideration paid in excess of the fair value of net tangible and intangible assets acquired in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles” (“SFAS No. 142”).
8. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following (unaudited, in thousands):

	September 30, 2005	December 31, 2004
Accrued expenses	$21,702	$19,965
Incentive plan accruals	1,688	3,569
Compensation liabilities	9,738	8,254
Other	5,930	4,368

	$39,058	$36,156

9. Financing Arrangements
     Long-term debt obligations of the Company consisted of the following (unaudited, in thousands of dollars):

	Interest Rate
	(average rate)	Final Maturity	September 30, 2005	December 31, 2004
Company and Intermediate debt
Senior Notes	7.375%	2010	$224,100	$225,000
Covanta ARC Senior Notes	6.26%	2015	234,000	240,000

Intermediate debt			458,100	465,000

Project debt
Niagara Series 2001	5.45%-5.625%	2015	165,010	165,010
Seconn Corporate Credit Bonds 1992 Series A	6.45%	2022	30,000	30,000
Seconn Corporate Credit Bonds I Series A and II Series A	5.50%	2015	13,500	13,500
Hempstead Corporate Credit Bonds	5.00%	2010	42,670	42,670
Hempstead project debt	4.625%-5.00%	2009	114,543	114,543
Essex project debt	5.32%-7.48%	2020	83,422	96,496
Seconn project debt	5.125%-5.50%	2015	50,602	50,602
Semass Series 2001A	5.50%-5.625%	2016	134,345	134,345
Semass Series 2001B	5.25%-5.50%	2010	75,250	104,385
Other obligations			215	273

Subtotal of Project debt			709,557	751,824

Total debt at par value			1,167,657	1,216,824
Unamortized debt premium, net			41,463	54,189
Current portion			(87,899)	(87,184)

Total long-term debt obligations			$1,121,221	$1,183,829

     As a result of the Acquisition, a Change of Control (as defined in the Indenture entered into in connection with the issuance of the Senior Notes) occurred. The Indenture provides that, upon the occurrence of a Change of Control, the Company shall make an offer (a “Change of Control Offer”) to each registered holder of the Senior Notes (“Holder”) to repurchase all or any part (equal to $1,000 or an integral multiple of $1,000) of each Holder of the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest on the Senior Notes repurchased, if any, to (but not including) the payment date (the Purchase Price).
     Accordingly, on June 24, 2005 the Company made a Change of Control Offer, pursuant to which the Company offered to repurchase, for cash, all or any part of each Holder’s Senior Notes at the Purchase Price, subject to the terms and conditions set forth in the Change of Control Notice and Offer to Purchase and the accompanying Letter of Transmittal (the “Offer Documents”). Approximately $0.9 million of Senior Notes were tendered on July 26, 2005 as a result of this offer.
10. Other Long-Term Liabilities
     Other long-term liabilities consisted of the following (unaudited, in thousands of dollars):

	Amortization
	Period (years)	September 30, 2005	December 31, 2004
Waste contracts acquired	9-17	$118,881	$120,276
Operating lease acquired	14	—	38,453
Energy contract levelization	12	1,007	24,123
Landfill liabilities	13	11,596	10,699
Deferred revenue	8-20	—	5,112
Incentive plan accruals		5,341	3,333

		$136,825	$201,996

11. Income Taxes
     The components of the provision for income taxes consisted of the following (in thousands of dollars):

	For the Period from	For the Period from
	June 25,	January 1,	For the Nine
	through	through	Months Ended
	September 30, 2005	June 24, 2005	September 30, 2004
Current provision	$4,346	$(3,227)	$5,189
Deferred provision	2,200	910	1,339

Total consolidated income tax provision (benefit)	$6,546	$(2,317)	$6,528

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
     The Company may be identified, along with other entities, as being among potentially responsible parties (“PRPs”) for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, the Company may be exposed to joint and several liabilities for remedial action or damages. The Company’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.
     Lower Passaic River Study. By letters dated August 13, 2004 and May 3, 2005, USEPA notified Essex that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (“LPRSA”), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far. USEPA alleged that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. USEPA’s notice letters stated that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by USEPA totaling approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’ ultimate liability in the matter, including for natural resource damage. Given the uncertainty, Essex has entered an arrangement with USEPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by USEPA and for the $10 million cost of the study, by contributing $250,000 to the cost of the study and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group.
     CMW Landfill. Semass Partnership, a 90% owned subsidiary of Ref-Fuel Semass, has a waste management agreement (the “WMA”) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (“CMW”). The WMA allows Semass Partnership to utilize a portion of a landfill (the “CMW Landfill”), which CMW leases from Wankinco River, Inc. (“Wankinco”).

     In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the “Settlement Agreement”), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco, by letter dated March 29, 2005 and pursuant to its rights under the Settlement Agreement, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20.0 million fund limit is adequate for its intended purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the first nine months of 2005 and the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of September 30, 2005 and December 31, 2004, the balance in the Fund was approximately $15.6 million and $14.0 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.
13. Stock Option Plan
     On August 11, 2004, the Board of Directors of Holdings Corp. adopted the 2004 Stock Option Plan (the “SOP”), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of officers of Holdings Corp. (who were also the senior management of Covanta Ref-Fuel Holdings) to the interests of Holdings Corp. shareholders through the granting of options to purchase stock of Holdings Corp. Holdings Corp. is a privately held company. During 2004, Holdings Corp. granted 13,199 options to the executive officers of Covanta Ref-Fuel Holdings under the SOP. Options awarded under the SOP vest over a period of four years and expire ten years from the date of grant. Such ten-year period is automatically extended under certain circumstances.
     On January 31, 2005, in conjunction with the Acquisition, the Board of Directors of Holdings II Corp. and optionees under the SOP adopted an Option Modification Agreement (“OMA”). Under the terms of the OMA, immediately prior to the Acquisition, the SOP plan was terminated, and on June 24, 2005, a cash payment representing all outstanding options granted or ungranted but authorized under the terms of the SOP, together with certain amounts due and anticipated under other long term compensation plans was made in the amount of $30.2 million and was recorded as compensation expense prior to the Acquisition.
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
     Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of MSW Energy Holdings II LLC (the “Company”) and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in other securities filings by the Company, and in Item 1 of Covanta Holding Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 and in other securities filings by Covanta Holding Corporation.
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
Additional Information
     The following discussion addresses the financial condition of the Company as of September 30, 2005, and its results of operations for the three and nine months ended September 30, 2005, compared with the same periods last year. It should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and Notes thereto for the periods ended September 30, 2005 and 2004 also contained in this report. It should also be read in conjunction with the Company’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004 and Management’s Discussion and Analysis included in the Company’s 2004 Annual Report on Form 10-K and in the quarterly reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, to which the reader is directed for additional information.
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
     Prior to the Equalization Transactions described in Note 1 to the Company’s Unaudited Consolidated Financial Statements, the Company’s investment in Covanta Ref-Fuel Holdings LLC (“Covanta Ref-Fuel Holdings”), formerly known as Ref-Fuel Holdings LLC, was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Covanta Ref-Fuel Holdings and as of April 30, 2004 is consolidating its results. All significant intercompany transactions and accounts have been eliminated.
     Effective June 24, 2005, Covanta Holding Corporation, (“CHC”) formerly known as Danielson Holding Corporation, a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation, a Delaware corporation (“Covanta”), acquired all of the issued and outstanding shares of capital stock of Covanta ARC Holdings Corp. (“Holdings Corp.,” and formerly known as American Ref-Fuel Holdings Corp.), the Company’s direct and indirect owner, (the Acquisition). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among CHC, Holdings Corp. and its owners (the Purchase Agreement). As a result of the Acquisition, CHC, through Covanta, as CHC’s permitted designee and assignee under the Purchase Agreement, now owns 100% of the voting securities of Holdings Corp.
     CHC, through Covanta, paid $747 million in cash for transaction costs and for the shares of Holdings Corp. and assumed the consolidated net debt of Holdings Corp., which was approximately $1.3 billion as of June 24, 2005. Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down

Accounting,” the Company’s financial statements reflect the effects of its change in ownership and CHC’s basis in the net assets and liabilities acquired. As a result, the statement of operations and the statement of cash flows for the period from January 1, 2005 through June 24, 2005 reflect the results of the Company prior to purchase accounting adjustments and the statement of operations and statement of cash flows for the period from June 25, 2005 through September 30, 2005, reflect the impact of purchase accounting adjustments arising from the Acquisition.
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
     The Company has issued its 7.375% Series B Senior Secured Notes due 2010 (“Senior Notes”). In order to pay periodic debt service when due on the Senior Notes, the Company relies on cash distributions from its subsidiaries. Its ability to pay such debt service is dependent upon the ability of its operating subsidiaries to generate cash flow for distributions, and upon the ability of its intermediate subsidiary, Covanta ARC to satisfy financial and other covenants applicable to it under its debt arrangements. The Company has historically received sufficient cash distributions to pay periodic debt service on the Senior Notes. For additional detail regarding risks attendant to the businesses of the Company’s operating subsidiaries, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     The following discussion of the company’s financial condition and operating results should be read in conjunction with the consolidated financial statements and related notes appearing in the Quarterly Report on Form 10-Q, and in its Annual Report on Form 10-K for the year ended December 31, 2005, which includes the financial statements of Covanta Ref-Fuel Holdings, and supplemental information that follows.
Operating Results
     The following summarizes the historical financial information for the Company for the period from June 25, 2005 through September 30, 2005, the period from January 1, 2005 through June 24, 2005, the three months ended September 30, 2005 and the three months and nine months ended September 30, 2004 (unaudited, in thousands of dollars):

			For the Period
	For the Three	For the Three	from June 25,	For the Period	For the Nine
	Months Ended	Months Ended	Through	From January 1,	Months Ended
	September 30,	September 30,	September 30,	Through June 24,	September 30,
	2005	2004	2005	2005	2004
Statement of Operations Data (at end of period):
Net revenues	$125,201	$124,672	$133,861	$228,452	$205,038
Equity in net earnings of Covanta Ref-Fuel Holdings	—	—	—	—	6,148
Net interest expense on project debt	(7,692)	(7,526)	(8,150)	(13,964)	(12,546)
Plant operating expenses	(47,028)	(47,329)	(49,797)	(103,616)	(80,883)
Depreciation and amortization expense	(26,802)	(29,457)	(28,737)	(57,032)	(47,957)
Administrative and general expense	(3,682)	(5,404)	(3,932)	(39,630)	(9,934)
Interest income	293	281	327	1,012	424
Interest expense	(8,354)	(8,579)	(8,930)	(16,394)	(20,343)
Minority interest in net income of subsidiary	(18,321)	(15,693)	(19,842)	(3,690)	(23,826)
Gain (loss) on asset retirement	494	218	494	(519)	(618)
Income tax (provision) benefit	(6,056)	(4,744)	(6,546)	2,317	(6,528)

Net income (loss)	$8,053	$6,439	$8,748	$(3,064)	$8,975

Cash Flow Data:
Cash provided by operating activities			$59,618	$39,713	$110,611
Cash (used in) provided by investing activities			(1,411)	(22,577)	31,649
Cash provided by (used in) financing activities			(39,832)	(81,920)	(69,100)

Balance Sheet Data:	September 30, 2005	December 31, 2004
Total assets	$2,723,987	$2,169,504
Total debt	1,209,120	1,271,013
Minority interest in consolidated subsidiaries	770,984	364,004
Total members’ equity	303,698	147,893
     The following pro forma supplemental financial data presents certain information relating to the Company, as if the Acquisition and the Equalization Transactions had occurred on January 1, 2004. This pro forma supplemental data is presented because the Company believes that it provides a more useful presentation of the Company’s financial condition than does the data included in historical financial statements. Historical financial statements for 2004 include equity earnings for the four months ended April 30, 2004, from the Company’s 50% interest in Covanta Ref-Fuel Holdings, and consolidated results thereafter. In addition, and as a result of the Acquisition, the Company’s balance sheet was revalued as of June 24, 2005. These results are presented because the Company believes they may be useful in measuring its ability to meet debt service obligations, but they are not necessarily indicative of actual results and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity.
Supplemental Pro Forma Information
     The following table results represent the pro forma results for the three and nine months ended September 30, 2005 and 2004 as if the Acquisition and the Equalization Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the Acquisition and the Equalization Transactions actually occurred on January 1, 2004 (unaudited, in thousands of dollars):

	Actual	Pro Forma	Pro Forma	Pro Forma
	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues
Waste disposal and related services revenues	$81,719	$81,606	$236,192	$238,574
Electricity and steam sales	43,482	43,066	126,121	123,085

Total operating revenues	125,201	124,672	362,313	361,659

Expenses
Plant operating expenses	47,028	48,838	156,551	165,194
Depreciation and amortization	26,802	27,054	80,389	80,808
Net interest expense on project debt	7,692	8,952	23,587	26,945
General and administrative	3,682	2,656	14,522	11,846
(Gain) loss on asset retirements	(494)	(218)	25	960

Operating income	40,491	37,390	87,239	75,906
Interest income	293	280	1,339	715
Interest expense	(8,354)	(8,725)	(26,286)	(26,339)

Net income (loss) before minority interest and income taxes	$32,430	$28,945	$62,292	$50,282

Comparison of Actual Results for the Three Months Ended September 30, 2005 and the Unaudited Pro Forma Results for the Three Months Ended September 30, 2004
     Total Operating Revenues. Total actual net revenues were $125.2 million for the three months ended September 30, 2005, an increase of $0.5 million over the prior year pro forma results. Electricity and steam revenues were $43.5 million for the period, an increase of $0.4 million, primarily the result of increased steam sales.
     Waste disposal and related services revenues increased approximately $0.1 million, which was caused by a combination of stronger pricing, increasing revenue approximately $7.7 million, off-set by decreased volumes, causing a decline of approximately $7.2 million.
     Plant Operating Expenses. Plant operating expenses were $47.0 million for the three months ended September 30, 2005, a decrease of $1.8 million as compared to the prior year pro forma period primarily due to reductions in hauling services and related expenses.

     Depreciation and Amortization. Depreciation and amortization remained consistent at approximately $27 million for the three months ended September 30, 2005, as compared with the prior year pro forma period.
     Net interest on project debt. Interest on project debt decreased approximately $1.3 million mainly as a result of lower project debt, as compared to the three months ended September 30, 2004.
     General and Administrative. General and administrative expenses increased $1.0 million for the three months ended September 30, 2005 as compared to the prior year. This increase resulted from higher legal and audit fees in 2005 as compared to 2004.
Comparison of the Unaudited Pro Forma Nine Months Ended September 30, 2005 and 2004, respectively
     Total Operating Revenues. Total pro forma net revenues were $362.3 million for the nine months ended September 30, 2005, an increase of $0.7 million over the prior year pro forma results. Electricity and steam revenues were $126.1 million for the period, an increase of $3.0 million. Of this increase, $2.1 million resulted from improved energy pricing in 2005 and $0.5 million resulted from increased electricity sold. This increase in electricity sold during 2005 resulted primarily from a planned turbine generator shut down to conduct scheduled maintenance in May 2004 that did not recur in the nine months ended September 30, 2005. In addition, the steam revenues increased by $0.4 million for the nine months ended September 30, 2005 as compared to the prior period.
     The increase in the electricity and steam sales was offset by a decrease in waste disposal and related services revenues, which decreased in the first nine months of 2005 by $2.3 million from the prior year’s period. The decrease resulted from an ash marketing arrangement which ended in the first quarter of 2004. This ash marketing arrangement generated approximately $1.6 million of revenue in the first nine months of 2004, and no comparable revenues were recorded for the 2005 period. In addition, metals revenues decreased during the first nine months of 2005 by approximately $0.8 million. Waste pricing for the nine months ended September 30, 2005 increased approximately $3.8 million; which was off-set by volume decreases of $3.7 million, causing a net increase of $0.1 million. The decreased volumes resulted from a decrease in hauling services, which created lower capacity at the facilities.
     Plant Operating Expenses. Plant operating expenses were $156.6 million for the pro forma nine months ended September 30, 2005, a decrease of $8.6 million as compared to the prior year period. During 2004, one facility performed a planned major turbine overhaul, which increased operating expenses in 2004, as compared to 2005. The ash marketing arrangement had certain operating expenses associated with it, and as that arrangement was cancelled in 2004, these additional operating expenses were not incurred during the comparable period for 2005. In addition, decreased hauling services resulted in significantly lower hauling expenses, which further reduced operating expenses.
     Depreciation and Amortization. Depreciation and amortization remained consistent at approximately $80.4 million for the pro forma nine months ended September 30, 2005, as compared with the prior year pro forma period.
     Net interest on project debt. Interest on project debt decreased approximately $3.4 million mainly as a result of lower project debt, as compared to the nine months ended September 30, 2004.
     General and Administrative. General and administrative expenses increased $2.7 million for the nine months ended September 30, 2005 as compared to the prior year. This increase resulted from higher legal and audit fees in 2005 as compared to 2004.
Debt Covenant
     The indenture under which our Senior Notes were issued contain certain restrictions which will, among other things, prevent us from incurring additional indebtedness, making restricted payments, making investments, selling assets or merging with other companies, subject to certain exceptions. The Senior Notes are redeemable with the payment of certain stated make whole amounts before September 1, 2007 and, thereafter, at the face amount of the Senior Notes, plus accrued interest. Restricted Payments are not permitted unless certain ratio covenants based on our proportionate ownership of Covanta Ref-Fuel Holdings have been met. At September 30, 2005, the Company is in compliance with all of its debt covenants.

Critical Accounting Policies
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
     Principles of Consolidation. The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries and Covanta Ref-Fuel Holdings. Prior to the Equalization Transactions, the investment in Covanta Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company had effective control of Covanta Ref-Fuel Holdings and, as of April 30, 2004, have consolidated its results. All significant intercompany transactions and accounts have been eliminated. The minority interests shown relate to Duke’s 0.2% interest and MSW Energy Holdings’ 49.8% interest in Covanta Ref-Fuel Holdings. As of September 30, 2005, MSW Energy Holdings purchased Duke’s 0.2% interest, and now holds a 50% interest in Covanta Ref-Fuel Holdings.
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
     Equity Method Investment. The investment in Covanta Ref-Fuel Holdings was accounted for using the equity method of accounting prior to the Equalization Transactions. As a result, the accompanying consolidated statements of operations include the Company’s share of net earnings in “Equity in net earnings of Covanta Ref-Fuel Holdings” for the period up to April 30, 2004.
Effect of New Accounting Standard
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) revises FAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a change from the Company’s current practice. On April 14, 2005, the SEC announced that FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. As a result of the termination of Holdings Corp.’s stock plan, there will be no impact upon the adoption of FAS 123(R) on the Company.
Contractual Obligations and Commercial Commitments
     The following table sets forth contractual obligations outstanding as of September 30, 2005 (unaudited, in thousands of dollars):

					More
		Less than 1			than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt principal obligations — project	$709,557	$42,648	$112,468	$132,557	$421,884
Long-term debt principal obligations — intermediate	458,100	22,400	57,100	262,800	115,800

Total debt principal obligations of the Company	1,167,657	65,048	169,568	395,357	537,684
Less non-recourse debt to MSW Energy Holdings II	(943,557)	(65,048)	(169,568)	(171,257)	(537,684)

Total MSW Energy Holdings II debt obligations	224,100	—	—	224,100	—

Long-term debt interest obligations — project	253,648	38,863	68,946	54,640	91,199
Long-term debt interest obligations — intermediate	159,572	30,737	56,608	49,569	22,658

Total debt interest obligations of the Company	413,220	69,600	125,554	104,209	113,857
Less non-recourse debt interest to MSW Energy Holdings II	(330,583)	(53,073)	(92,499)	(71,154)	(113,857)

Total MSW Energy Holdings II debt interest obligations	82,637	16,527	33,055	33,055	—

Operating lease obligations	151,043	14,122	27,694	42,608	66,619

					More
		Less than 1			than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
Other long-term obligations	24,784	4,998	8,190	—	11,596
Less non-recourse lease and other obligation	(175,827)	(19,120)	(35,844)	(42,608)	(78,215)

Total MSW Energy Holdings II other obligations	—	—	—	—	—

Total MSW Energy Holdings II contractual obligations	$306,737	$16,527	$33,055	$257,155	$—

Table does not include premiums for debt in the amount of $41.5 million.
Impact of the Acquisition on the Company
     In connection with the Acquisition, Covanta entered into new financing arrangements. The new financing arrangements are recourse to Covanta, CHC and certain of Covanta’s subsidiaries, excluding the Company and its subsidiaries. Covanta’s new financing arrangements contain restrictive covenants that may limit the Company’s ability to engage in certain activities, and which may be more restrictive than those restrictive covenants in the Company’s existing indebtedness. These restrictions in Covanta’s new financing arrangements, subject to certain exceptions, further limit the Company’s ability to do the following, among other things:
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
     As a result of the Acquisition, the Company experienced reductions in and changes to accounting and finance staff. In addition, following the Acquisition, the Company’s internal controls over financial reporting and its disclosure controls and procedures, are expected to be integrated with those of CHC. The integration process may present challenges because CHC and the Company operate different software systems, and because of such staff reductions and changes. In addition, as of the filing of its Quarterly Report on Form 10-Q for the third quarter of 2005, CHC reported that a previously-reported material weakness in its internal controls over financial reporting had not yet been remediated. CHC’s reported material weakness, the net effect of which CHC reported was immaterial and was corrected prior to issuance of its 2004 Annual Report on Form 10-K, as amended, related principally to errors in certain accounting calculations that are similar to certain purchase accounting calculations that will be required in connection with the Acquisition. CHC’s efforts to remediate the reported material weakness, when coupled with the effort to integrate the controls of the Company, could adversely affect the effectiveness of the Company’s disclosure controls and procedures.

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
     CMW Landfill. Semass Partnership, a 90% owned subsidiary of Ref-Fuel Semass, has a waste management agreement (the “WMA”) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (“CMW”). The WMA allows Semass Partnership to utilize a portion of a landfill (the “CMW Landfill”), which CMW leases from Wankinco River, Inc. (“Wankinco”). In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the “Settlement Agreement”), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the “Fund”) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement described above, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20.0 million fund limit is adequate for its intended purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the first nine months of 2005 and the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of September 30, 2005 and December 31, 2004, the balance in the Fund was approximately $15.6 million and $14.0 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.
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

Date: November 9, 2005

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

Date: November 9, 2005

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