Form 10-K/A
period 2004-12-31
MSW ENERGY FINANCE CO II INC; MSW ENERGY HOLDINGS II LLC
filed 2006-01-27
CIK 1276517, 1276518

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                Amendment No. 2

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------


          0001276518            MSW Energy Holdings II LLC          Delaware              13-3213489
          0001276517              MSW Energy Finance Co.            Delaware              20-0400947
                                         II, Inc.
    Commission File Number          (Exact name of each         (State or other        (I.R.S. Employer
                                registrant as specified in      jurisdiction of         Identification
                                       its charter)             incorporation or            Number)
                                                                 organization)


                         c/o Covanta Holding Corporation
                                  40 Lane Road
                          Fairfield, New Jersey 07004
                             Phone No. 973-882-9000

 (Address, including zip code, and telephone number, including area code, of the registrants' principal executive offices)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):
MSW Energy Holdings II LLC:        yes  [  ]   no  [X]
MSW Energy Finance Co., II Inc:    yes  [  ]   no  [X]

Aggregate market value of voting and non-voting common stock held by nonaffiliates:
MSW Energy Holdings II LLC:       None
MSW Energy Finance Co., II Inc:   None

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.
MSW Energy Holdings II LLC:      None
MSW Energy Finance Co., II Inc:  100 shares of Common Stock

Documents Incorporated by Reference:  None

MSW Energy Finance Co. II, Inc. meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                EXPLANATORY NOTE

     MSW Energy Holding II LLC ("MSW II") and MSW Energy Finance Co. II, Inc. ("MSW Finance II") are filing this Amendment No. 2 to their annual report on Form 10-K for the fiscal year ended December 31, 2004 (this "Amendment No. 2") to file new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 together with the entire filing of such original Annual Report. The current chief executive officer and chief financial officer executing the certifications attached to this Amendment No. 2 were not officers of MSW II or MSW Finance II at the time of the filing of the original Annual Report or Amendment No. 1 to the Annual Report. The current chief executive officer and chief financial officer became officers of MSW II and MSW Finance II effective as of June 24, 2005 following the consummation of the acquisition of the parent companies of MSW II and MSW Finance II by Covanta Holding Corporation. The other items of the Annual Report have not been changed by this Amendment No. 2 other than to incorporate by reference certain exhibits previously filed. The complete text of the items amended is included in this Amendment No. 2 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. As a result, this Amendment amends only Exhibits 31(a),
(b), (c) and (d) and Exhibits 32(a) and (b). References to "Annual Report" and "Form 10-K" in this Amendment No. 2 refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 2.

     This Amendment No. 2 continues to speak as of the date of the original Annual Report and neither MSW II nor MSW Finance II has updated the disclosures contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with MSW II's and MSW Finance II's other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

                                TABLE OF CONTENTS


Part I....................................................................................................................1
Item 1. Business..........................................................................................................1
Item 2.  Properties.......................................................................................................8
Item 3.  Legal Proceedings................................................................................................9
Item 4.  Submission of Matters to a Vote of Security Holders.............................................................10
PART II..................................................................................................................10
Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters and Purchases of Equity Securities........10
Item 6.  Selected Financial Data.........................................................................................11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................11
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.....................................................20
Item 8. Financial Statements and Supplementary Data......................................................................23
Item 9. Changes in and Disagreements with Accountants on Financial Disclosure............................................47
Item 9A.  Controls and Procedures........................................................................................47
PART III.................................................................................................................47
Item 10.  Directors and Executive Officers of the Registrant.............................................................47
Item 11.  Executive Compensation.........................................................................................50
Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................................53
Item 13.  Certain Relationships and Related Transactions.................................................................54
Item 14.  Principal Accountant Fees and Services.........................................................................54
Part IV..................................................................................................................55
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................................55


SIGNATURES


SAFE HARBOR STATEMENT
This Form 10-K contains "forward-looking statements" intended to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at Part II, Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions

Part I

Item 1. Business

                                COMPANY OVERVIEW

     The terms "we," "our," "ours", "us" and "Company" refer only to MSW Energy Holdings II and its subsidiaries; the terms "American Ref-Fuel" and "ARC" refer to American Ref-Fuel Company LLC; and the term "Ref-Fuel Holdings" refers to Ref-Fuel Holdings LLC.

Overview

     MSW Energy Holdings II LLC (MSW Energy Holdings II and collectively hereinafter with its subsidiaries, referred to as the Company), a Delaware limited liability company formed in August 2003 and its wholly-owned subsidiary, MSW Energy Finance Co. II, Inc. (MSW Finance II), a Delaware corporation, were formed for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC (MSW Merger), the Company's indirect parent, with and into American Ref-Fuel Holdings Corp. (Holdings Corp., formerly known as United American Energy Holdings Corp.) (the Merger). After the Merger, Ref-Fuel II Corp. (Ref-Fuel II, formerly known as UAE Ref-Fuel II Corp.), a Delaware corporation, an indirect subsidiary of Holdings Corp., became a subsidiary of MSW Energy Holdings II. The Merger was completed on December 12, 2003 (see Note 3). After completion of the Merger, MSW Energy Holdings II held a direct 49.9% capital interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) and wholly owns Ref-Fuel II, which owned a 0.1% capital interest in Ref-Fuel Holdings. Both interests were contributed to MSW Energy Holdings II by Holdings Corp. Ref-Fuel Holdings owns 100% of American Ref-Fuel Company LLC (ARC, American Ref-Fuel or ARC LLC). American Ref-Fuel, through subsidiaries, owns and operates six waste-to-energy (WTE) facilities in the northeast United States. From inception (August 20, 2003) through December 12, 2003, MSW Energy Holdings II did not have any operations, other than incurring interest on its debt.

     On April 30, 2004, MSW Energy Holdings II's indirect owner, Holdings Corp. entered into a series of transactions (Equalization Transactions) which changed its ownership structure. As a result, Holdings Corp. is owned 60% by several private equity funds (the DLJMB Funds), each of which is managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), and 40% by several investment funds (the Highstar Funds) managed by AIG Global Investment Corp. (AIGGIC).

     Also as a result of the Equalization Transactions, MSW Energy Holdings LLC (MSW Energy Holdings), which holds a 49.8% membership interest in Ref-Fuel Holdings, was owned (i) 60% by MSW Acquisition LLC, an affiliate of CSFB Private Equity, (ii) 39.99% collectively by entities managed by AIGGIC, and (iii) 0.01% by Holdings Corp., who was named the managing member.

     The Equalization Transactions resulted in the DLJMB Funds collectively owning a 60% indirect interest in MSW Energy Holdings II and the Highstar Funds collectively owning a 40% indirect interest in MSW Energy Holdings II.

     On August 31, 2004, Holdings Corp., the DLJMB Funds and the Highstar Funds effected a series of transactions that resulted in Holdings Corp. becoming the indirect parent of MSW Energy Holdings (August 31 Transactions).

     After the Equalization Transactions, Holdings Corp. controls the operations of Ref-Fuel Holdings as 99.8% of the interests in Ref-Fuel Holdings are owned by the Company and MSW Energy Holdings (effective as of April 30, 2004). As a result, the Company has effective control of Ref-Fuel Holdings, and is therefore consolidating its results of operations and cash flows for the period from May 1, 2004, and the balance sheet as of April 30, 2004. The minority interests shown relate to MSW Energy Holdings' 49.8% and Duke's 0.2% interest in Ref-Fuel Holdings.

     American Ref-Fuel owns partnerships that develop, own and operate WTE facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. American Ref-Fuel owns or controls and operates six WTE facilities located in the northeastern United States, which we refer to as the ARC operating facilities. The subsidiaries of American Ref-Fuel that operate the ARC operating facilities (the ARC operating companies) derive revenues principally from disposal or tipping fees received by the ARC operating companies for accepting waste and from the sale of electricity and steam produced by those facilities.

     Each of the ARC operating companies has outstanding indebtedness. The majority of this indebtedness is evidenced by tax-exempt bonds and is collateralized by the ARC operating facilities and substantially all assets of the ARC operating companies. American Ref-Fuel also has outstanding indebtedness. Substantially all distributions to American Ref-Fuel from the ARC operating companies, after the payment of expenses and debt service on ARC operating company-level indebtedness, are subject to the satisfaction of financial tests such as working capital and debt coverage ratio tests. Distributions from American Ref-Fuel to Ref-Fuel Holdings, after the payment of expenses and debt service on American Ref-Fuel indebtedness, are also subject to the satisfaction of financial tests.

     The following information relates to the ARC operating facilities:


                                Capacity                Contract Expiration Date
                                --------                ------------------------

                                                                                                Date of
                                                                                               Commercial
                                  Waste                      Service                           Operation/
                                 Disposal     Electric        Agreements/    Electricity    Date Acquired by
Operating                         (tons       Generating      Disposal        Sales             American
Facility        Location         per day)    (megawatts)     Contracts       Contracts          Ref-Fuel
---------       -----------     ---------    -----------     -----------     ------------   -----------------
Hempstead       Hempstead, NY      2,671        72              2009            2009                 1989
Essex           Newark, NJ         2,700        70              2020            2021                 1991
Seconn          Preston, CT          689        18              2015            2017                 1992
Niagara         Niagara Falls, NY  2,250        50         2007-2012            2014            1980/1993
Semass          Rochester, MA      2,700        79         2004-2016            2015            1989/1996
Delaware        Chester, PA        2,688        79              2017            2016         1992/1997(1)
Valley


(1) Date acquired for the Delaware Valley facility refers to the date of acquisition by Browning Ferris Industries (BFI) . Following that date, the Delaware Valley facility was managed by a predecessor of American Ref-Fuel until it was acquired by American Ref-Fuel on April 30, 2001.

     American Ref-Fuel indirectly owns 100% of the ARC operating companies, except for Semass Partnership (which owns the Semass facility), of which American Ref-Fuel indirectly owns 90%. American Ref-Fuel also owns TransRiver Marketing Co., L.P. (TransRiver), a waste procurement company. In addition to providing waste procurement services to American Ref-Fuel, TransRiver owns a 885-ton-per-day transfer station in Lynn, Massachusetts.

     American Ref-Fuel's facilities together process a total of approximately five million tons of waste each year.


Waste Processed ('000 tons/year)         2000      2001     2002     2003     2004
--------------------------------         ----      ----     ----     ----     ----
Hempstead Facility                        897       915       923      936      952
Essex Facility                            916       918       899      937      917
Seconn Facility                           241       248       252      258      258
Niagara Facility                          782       755       725      755      786
Semass Facility                         1,106     1,091     1,056    1,069    1,060
Delaware Valley Facility                1,114     1,151     1,060    1,111    1,138
                                        -----     -----     -----    -----    -----
Total                                   5,056     5,078     4,915    5,066    5,111
                                        =====     =====     =====    =====    =====


     The ARC operating facilities sell approximately 2.6 million MWH of electricity each year.


Power Sold ('000 MWH)                    2000      2001     2002     2003     2004
--------------------------------         ----      ----     ----     ----     ----
Hempstead Facility                        537       547       541      557      562
Essex Facility                            465       468       465      479      479
Seconn Facility                           126       129       137      138      139
Niagara Facility                          299       289       278      270      245
Semass Facility                           631       612       597      591      590
Delaware Valley Facility                  616       618       554      577      586
                                        -----     -----     -----    -----    -----
Total                                   2,674     2,663     2,572    2,612    2,601
                                        =====     =====     =====    =====    =====


     The following table summarizes each ARC operating facility's weighted average boiler availability levels.


Availability Levels                      2000      2001      2002    2003        2004
--------------------------------         ----      ----     ----     ----        ----
Hempstead Facility                       92.2%     93.8%     93.1%     94.8%     95.5%
Essex Facility                           90.7      92.5      92.7      92.6      91.0
Seconn Facility                          93.9      95.3      96.2      96.3      96.4
Niagara Facility                         92.5      90.3      89.8      89.7      91.3
Semass Facility                          93.2      91.6      89.6      87.6      88.9
Delaware Valley Facility                 92.2      92.1      88.4      88.4      89.8
                                         ----      ----      ----      ----      ----
Weighted Average                         92.3%     92.5%     91.0%     90.9%     91.6%
                                         ----      ----      ----      ----      ----


     American Ref-Fuel guarantees or provides support for each of its subsidiaries that owns an ARC operating facility, in one or more of the following forms:

o    guarantees of recourse debt;

o support agreements in connection with service agreement-related obligations for each of the Hempstead, Semass, Seconn and the Delaware Valley facilities; and

o contingent credit support for damages from performance failures, environmental indemnities, or contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.

     In order to provide American Ref-Fuel with an additional source of funds to meet calls on its project support obligations, each of its members has entered into the Equity Contribution Agreement pursuant to which each member has agreed to provide up to $50 million in equity capital. Each member's obligation to make equity capital contributions under the Equity Contribution Agreement is conditioned upon the other making an equal contribution and is limited to each making no more than $50 million of aggregate equity contributions. If a member is not rated at least BBB by S&P, such party is required to provide a letter of credit from a commercial bank that is rated at least A- by S&P to secure its obligations under the Equity Contribution Agreement.

Structure and Ownership

     Holdings Corp. owns indirectly 100% of our membership interest. Holdings Corp. is beneficially owned 60% and 40% by affiliates of the DLJMB Funds and the Highstar Funds, respectively.

     Ref-Fuel Holdings is governed by a limited liability company agreement pursuant to which our consent and that of MSW Energy Holdings is required for certain shareholder actions, including modification of the Ref-Fuel Holdings limited liability company agreement and actions taken by Ref-Fuel Holdings as the 100% owner of American Ref-Fuel. Notwithstanding the fact that the DLJMB Funds indirectly own a majority of the membership interests of Ref-Fuel Holdings, the consent of the Highstar Funds is required for certain actions to be taken with respect to Ref-Fuel Holdings and neither we nor the DLJMB Funds unilaterally control Ref-Fuel Holdings or American Ref-Fuel.

Management

     Holdings Corp., through subsidiaries, manages our affairs. Our board of directors is deemed to be the board of directors of Holdings Corp. consisting of seven members: four directors designated by the DLJMB Funds and three directors designated by the Highstar Funds, plus one independent director. Direct management and control of MSW Energy Holdings II is exercised by its managing member, an indirect, wholly-owned subsidiary of Holdings Corp. Pursuant to the terms of our amended and restated limited liability company agreement (the LLC Agreement), and so long as our 7 3/8% Senior Secured Notes due 2010 (the Senior Notes) are outstanding, the consent of the independent director will be required for us to effect any bankruptcy or insolvency proceeding or to consent to any involuntary bankruptcy proceeding. Other than consenting to the bankruptcy and insolvency actions, the independent director is a non-voting director.

     Pursuant to the LLC Agreement, Holdings Corp. is the managing member of MSW Energy Holdings II. Pursuant to the Holdings Corp. Shareholders Agreement, the managing member cannot take the actions described below at MSW Energy Holdings II without the consent of the DLJMB Funds and the Highstar Funds, so long as they continue to own a minimum percentage of the common stock of Holdings Corp. With respect to the DLJMB Funds that minimum percentage is either (A) both the DLJMB Funds and the Highstar Funds each continue to own at least 15% of the common stock of Holding Corp. on a fully diluted basis, or (B) the DLJMB Funds continue to own at least 15% of the common stock of Holdings Corp. on a fully diluted basis and continues to own at least 75% of its ownership at the time of the Equalization Transactions. With respect to the Highstar Funds, that minimum percentage is either (A) both the DLJMB Funds and the Highstar Funds each continue to own at least 15% of the common stock of Holdings Corp. on a fully diluted basis, or (B) the Highstar Funds continue to own at least 15% of the common stock of Holdings Corp. on a fully diluted basis and continues to own at least 75% of its ownership at the time of the Equalization Transations. These significant actions relate to:


     o    amending their organizational documents;

     o    forming new subsidiaries;

     o    making any substantial change to the character of their business;

     o    incurring indebtedness;

     o purchasing securities of, or property not sued in the ordinary course of business from, an unrelated entity;

     o    hiring or firing executive officers or senior management;

     o adopting or amending cash bonus or severance plans with respect to executive officers or equity; compensation plans;

     o    entering into transaction with affiliates;

     o    making capital expenditures;

     o    making certain acquisitions of assets;

     o making any sale of equity of any subsidiaries of Holdings Corp. or MSW Energy Holdings;

     o    merging or consolidating with any other equity; or

     o    instituting a bankruptcy proceeding.

     The representatives to our board, other than our independent director, also serve as the members of the board of directors of Ref-Fuel Holdings. These directors vote as one block on the board of Ref-Fuel Holdings. Pursuant to the terms of the LLC Agreement, our members have agreed to instruct our board to vote to cause Ref-Fuel Holdings and its subsidiaries, subject to any applicable contractual restrictions, to distribute available cash on a monthly basis to the extent practicable, but no less frequently than quarterly. In accordance with the terms of the LLC Agreement, our members have further agreed that our board will not vote to permit us or our subsidiaries to consent to (i) any amendments or modifications to any contractual restrictions on dividends binding on Ref-Fuel Holdings or its subsidiaries that would make such restrictions more restrictive or (ii) any new restrictions on dividends from such entities.

                         MSW ENERGY FINANCE CO. II, INC.

     Our wholly-owned subsidiary, MSW Energy Finance Co. II Inc. (MSW Energy Finance II), was formed in November 2003 solely for the purpose of serving as a co-issuer of the Senior Notes. Other than serving as a co-issuer of our 7 3/8% Senior Notes, MSW Energy Finance II does not have any operations or assets and will not have any revenues.

                               RECENT DEVELOPMENTS

     DLJ Merchant Banking Partners and AIG Highstar Capital, L.P. announced on February 1, 2005 that they have signed a definitive agreement to sell Holdings Corp. to Danielson Holding Corporation (Danielson).

     Danielson will pay $740 million in cash for the equity of Holdings Corp. and will assume the consolidated net debt of Holdings Corp. Subject to receipt of regulatory approvals and required financing, the transaction is expected to close in the second quarter of 2005.

     In connection with the sale, costs relating to transaction expenses, severance, employment contracts, the OMA, Long-Term Incentive Plans, housing subsidies, lease termination and other related items are estimated to be between $50 and $70 million.

Energy Regulatory Matters

     Federal and state energy laws regulate the development, ownership, business organization, and operation of generating facilities and the sale of electricity. The Federal Power Act (FPA) authorizes the Federal Energy Regulatory Commission (FERC) to regulate the wholesale sale of electric energy and the transmission of electric energy in interstate commerce. The Public Utility Holding Company Act of 1935 (PUHCA) provides for regulation of holding companies that hold ownership interests in companies that own or operate facilities for the generation, transmission or distribution of electricity for sale. State laws regulate the activities of utilities which serve retail electric customers.

     The Public Utility Regulatory Policies Act of 1978 (PURPA) was enacted to encourage the development of generating facilities which conserve fossil fuels, either by producing electricity using a fuel other than fossil fuel, or by the cogeneration of electricity and steam or other thermal energy which is useful. Each ARC operating facility meets the requirements for a qualifying facility
(QF) in accordance with regulations issued by the FERC pursuant to PURPA. One of the ARC operating facilities, Niagara, qualifies as a cogeneration QF. A cogeneration QF must produce a certain proportion of its total energy output in the form of thermal energy that is used for a commercial purpose, and its fossil fuel input must be in a certain proportion to its electric and thermal output. The other ARC operating facilities satisfy the requirements for qualifying small power production facilities which rely primarily on biomass for fuel and have a net power production capacity no greater than 80 megawatts. All QFs must satisfy the FERC ownership requirement, which states that no more than 50 percent of the stream of benefits from ownership in the generating facility can be owned by electric utilities or electric utility holding companies.

     PURPA requires utilities to purchase the electric output of QFs at negotiated rates or rates up to the incremental or "avoided" cost that the utility would have incurred if it produced the electricity itself or purchased it from another source. State public utility commissions must approve the rates, and in some instances, other contract terms, under which utilities purchase electricity from QFs. State public utility commissions are responsible for determining the avoided cost rates for utilities subject to their jurisdiction, although QFs and utilities may negotiate outside of this framework. Some state public utility commissions require utilities to file their agreements under which utilities purchase electricity from QFs.


     Under PURPA and FERC regulations, QFs also are entitled to certain exemptions from the FPA, PUHCA and state utility regulation. Two of the ARC operating facilities, Seconn and Niagara, are exempt from all relevant provisions of the FPA. The other four ARC operating facilities, the Hempstead facility, the Essex facility, the Semass facility and the Delaware Valley facility (collectively, the FPA Facilities) are not fully exempt from the FPA because they are WTE facilities with a net power production capacity larger than 30 megawatts. Companies subject to the FPA must obtain FERC approval for rates and terms for the sale of electric energy at wholesale and must comply with other requirements of the FPA and FERC regulations.

     Each of the FPA Facilities has filed rate schedules with the FERC in compliance with the FPA, so that its power purchase agreement (PPA) with the power-purchasing utility is deemed effective under the FPA. In addition, three of the ARC operating facilities, namely the Essex, Niagara and the Delaware Valley facilities, have received FERC authorization to sell electricity at wholesale at market-based or negotiated rates to any unaffiliated purchaser or into a regional energy market. The other three ARC operating facilities, namely the Hempstead, Seconn and Semass facilities, do not sell electricity at market-based rates and therefore do not have or need FERC market-based rate authority. In connection with their market-based rate authorizations, each of Essex and Delaware Valley has received a blanket authorization to issue securities or assume liabilities without further FERC approval, and has received waivers of other FPA regulations which apply to traditional utilities selling electricity at cost-based rates. Each of the FPA Facilities must file quarterly reports providing certain details concerning wholesale power transactions during the prior calendar quarter. The FPA Facilities must obtain the prior authorization of the FERC for change-of-control transactions and for the sale or other transfer of jurisdictional facilities, including wholesale power sale contracts and interconnection facilities connecting a generating facility to the transmission grid. Each of the Hempstead and Semass facilities requires the FERC's prior approval to issue securities or assume obligations with respect to any other person's securities.

     As QFs, all of the ARC operating facilities are exempt from regulation as "electric utility companies" under PUHCA, and ownership of equity interests in the ARC operating facilities is likewise not subject to PUHCA regulation, unless the owner is otherwise independently subject to PUHCA regulation. Thus, no entity would become subject to regulation under PUHCA solely as a result of holding an ownership interest in one or more of the ARC operating facilities. Each of the ARC operating facilities also has been determined to be an exempt wholesale generator (EWG) which is exempt from regulation under PUHCA. An EWG must be engaged exclusively in the business of owning and/or operating an eligible facility and selling electricity at wholesale. An eligible facility is a generating facility that is used solely to produce electricity for sale at wholesale. If any ARC operating facilities ceases to meet the requirements for either QF or EWG status, American Ref-Fuel could remain exempt from PUHCA, provided that the requirements for the other exemption continue to be satisfied. In addition, as QFs, all of the ARC operating facilities are exempt from state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. Loss of QF status, which could only occur if an ARC operating facility were to no longer comply with the FERC's QF requirements, would terminate the non-PUHCA regulatory benefits and exemptions that all of the ARC operating facilities currently enjoy.

     All of the ARC operating facilities are located within a region served by a FERC-regulated independent system organization (ISO) or regional transmission organization (RTO). An ISO or RTO is a FERC-regulated entity responsible for controlling the transmission system and scheduling transmission service within its region and between regions on an open access basis. ISOs or RTOs also administer regional energy sales markets. The Niagara facility and Hempstead facility are within the New York ISO region; the Semass facility and the Seconn facility are within the New England ISO region; and the Essex facility and the Delaware Valley facility are within the PJM RTO region. The price for electric energy and other electric products sold in these markets other than through bilateral contracts between sellers and purchasers is set by competitive bids to supply and offers to purchase, subject to FERC-approved rules. At this time, the Essex, Niagara and the Delaware Valley facilities frequently sell electricity into the market, but the output of the other ARC operating facilities generally is fully committed under their respective PPAs.

Environmental Matters

     The Company conducts operations that require compliance with environmental provisions of federal, state and local laws, regulations and standards related to protection of human health and the natural environment. Specific rules contained in these laws and regulations address air and water emissions, as well as waste management and disposal. Other provisions of such environmental laws and regulations address rare unplanned events, such as spills, releases and emergency response. Permitting, record-keeping, reporting and periodic certifications, along with routine and periodic inspections and audits are also managed according to applicable laws and regulations.

     The Company has indicated that compliance with such laws and regulations is a major focus for it, and believes its philosophy with regard to environmental matters includes operating within permit limits and continually striving to improve environmental performance. The Company reports that it believes that all of its operations are compliant in all material respects with the requirements of environmental laws and regulations.

     The ARC operating facilities are subject to numerous federal, state and local environmental permitting and licensing requirements related to the protection of human health and natural resources. American Ref-Fuel reports that it believes that each of the ARC operating facilities has in place all of the material environmental permits and licenses necessary to operate as planned. In addition, several of the ARC operating facilities from time to time operate pursuant to various orders issued by, and various agreements with, federal, state and/or local environmental regulatory agencies. American Ref-Fuel reports that it believes that each of the ARC operating facilities is compliant in all material respects with all such applicable orders and agreements.

     Certain environmental permits for the ARC operating facilities are subject to periodic renewal or reissuance. There is no assurance that such renewal or reissuance will be granted by regulatory authorities or that any renewed or reissued environmental permit will not contain new, more stringent requirements resulting in the need for additional capital expenditures for modifications to the ARC operating facilities in order to bring the ARC operating facilities into compliance. Any failure or delay in renewing or reissuing environmental permits or any increase in costs resulting from any renewed or reissued environmental permits could adversely effect the operation of the ARC operating facilities. In addition, certain environmental permits contain terms that can result in periodic adjustment of operating limits, which can result in reduced revenue.

     Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility may be required to investigate and remediate past releases or threatened releases of hazardous or toxic substances or petroleum products generated, managed or located at the facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by a party in connection with any releases or threatened releases. An operator may also be liable for costs of remediation at a third party's site to which the operator has sent waste for disposal. These laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances or whether the owner owned the property where the release occurred. Courts have interpreted liability under such laws to be strict and joint and several. The cost of investigation, remediation or removal of substances may be substantial. In connection with American Ref-Fuel's ownership and operation of the ARC operating facilities, American Ref-Fuel may become liable for such costs. American Ref-Fuel reports that it is presently aware of one such condition expected to materially affect the ARC operating facilities as described below, and it is possible that such other conditions impacting the ARC operating facilities could be discovered in the future or that such conditions could be created by future spills or releases. As a result, it is possible that American Ref-Fuel may become liable for additional remediation costs.

     Several major pieces of environmental legislation are periodically considered for reauthorization or amendment by the United States Congress. These include, among others: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; and the Endangered Species Act. Changes to these laws could adversely affect many areas of the operations of the ARC operating facilities.

     We are unable to predict at this time what additional steps American Ref-Fuel may be required to take as a result of the implementation of future environmental protection requirements for air or water and regulation of hazardous or toxic materials, but such steps could adversely affect operations and result in substantial additional costs. Failure to comply with such requirements could result in the complete shutdown of one or more of the ARC operating facilities not in compliance as well as the imposition of civil and/or criminal penalties.

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

Employees

     American Ref-Fuel Company (ARC Management Company) runs the day-to-day operations of American Ref-Fuel. Collectively, ARC Management Company and the other subsidiaries of American Ref-Fuel have approximately 685 employees. See "Management--MSW Energy Holdings II."

Item 2.  Properties

     The Company owns or operates the following facilities. We lease office space in Montvale, New Jersey


Hempstead Facility

      History and Ownership. The Hempstead Partnership beneficially owns and operates the Hempstead facility, a 72-megawatt, 2,671-ton-per-day WTE facility located in the Town of Hempstead, New York. The Hempstead facility was developed and constructed by the Hempstead Partnership at an overall cost of $424 million and began commercial operations in November 1989.

Essex Facility

     History and Ownership. The Essex Partnership beneficially owns and operates the Essex facility, a 70-megawatt, 2,700-ton-per-day WTE facility located in the City of Newark, County of Essex, New Jersey. The Essex facility was developed and constructed at a cost of $356 million and began commercial operations in February 1991.

Seconn Facility

      History and Ownership. The Seconn Partnership beneficially owns and operates the Seconn facility, an 18-megawatt, 689-ton-per-day WTE facility located in Preston, Connecticut. The Seconn facility was developed and constructed at a cost of $177 million and commenced commercial operations in March 1992.

Niagara Facility

     History and Ownership. The Niagara Partnership beneficially owns and operates the Niagara facility, a 50-megawatt, 2,250-ton-per-day WTE facility located in the City of Niagara Falls, New York. In May 1993, the Niagara Partnership acquired the rights and responsibilities of Occidental Chemical Corporation (Occidental) under a leveraged lease for a refuse derived fuel (RDF) facility that commenced commercial operations in 1980.

Semass Facility

     History and Ownership. Semass L.P. owns 90% of the Semass Partnership, which owns the Semass facility, a 2,700-ton-per-day WTE facility located in Rochester, Massachusetts. The Semass facility, which utilizes a RDF design and was originally developed by Energy Answers Corporation, began commercial operations in 1989 and was expanded in 1994 to its current size. In addition, the Company also owns and operates a transfer station located in Braintree, Massachusetts (the Braintree Transfer Station) on land that is lease from the Town of Braintree. The transfer station is designed to receive and transfer waste.


Delaware Valley Facility

     History and Ownership. The Company leases its Delaware Valley facility which is located in the City of Chester, Delaware County, Pennsylvania from the Bank of America, as owner. The 79-megawatt, 2,688-ton-per-day resource recovery facility was constructed by a subsidiary of Westinghouse Electric Corporation and commenced commercial operations in 1992.


Lynn Transfer Station

     The Company also owns and operates a transfer station located in Lynn, Massachusetts (the Lynn Transfer Station). The transfer station is designed to receive and transfer waste.


Item 3.  Legal Proceedings

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

In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership's obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Management believes that the $20.0 million fund limit is adequate for this purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of December 31, 2004, the balance in the Fund is approximately $14.0 million, and is included in restricted cash and long-term investments. A corresponding liability of approximately $7.0 million, representing approximately one-half of the deposits and related earnings in the Fund, is included in other long-term liabilities as of December 31, 2004.

Lower Passaic River Study

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


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

 PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters and Purchases of Equity Securities

     There is no trading market for the equity interests in MSW Energy Holdings II or MSW Energy Finance II. Holdings Corp. indirectly holds 100% of the membership interests in MSW Energy Holdings II, which in turn owns 100% of the equity interests in MSW Energy Finance II.

Item 6.  Selected Financial Data

     Prior to the Equalization Transactions, the Company's investment in Ref-Fuel Holdings was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Ref-Fuel Holdings and as of April 30, 2004 is consolidating its results. All significant intercompany transactions and accounts have been eliminated.

                                                                                                   From Inception
                                                                                                (August 20, 2003) to
                                                                             Year Ended              December 31,
                                                                         December 31, 2004              2003
                                                                         ---------------------  ---------------------
                                                                                        (in thousands)
Statement of Operations Data:
Net revenues                                                               $       298,644           $             -
Equity in net earnings of Ref-Fuel Holdings                                          6,148                     4,041
Operating expenses                                                                (116,089)                        -
Depreciation and amortization expense                                              (45,154)                        -
General and administrative expense                                                 (27,657)                        -
Loss on asset retirement                                                            (1,765)                        -
Interest income                                                                      2,632                        36
Interest expense                                                                   (50,486)                   (1,843)
Minority interest in subsidiaries                                                  (39,868)                        -
Other income (expenses), net                                                           305                       (67)
Provision for income taxes                                                         (13,751)                     (892)
                                                                         ---------------------  ---------------------
Net income                                                                 $        12,959           $          1,275
                                                                         ---------------------  ---------------------

Cash Flow Data:
Cash provided by operating activities                                      $       175,181           $            224
Cash provided by  investing activities                                              19,148                          -
Cash  used in financing activities                                                (107,984)                      (222)

Balance Sheet Data:
Investment in Ref-Fuel Holdings                                            $             -           $         488,447
Total assets                                                                     2,169,504                     497,535
Total debt                                                                       1,271,013                     225,000
Total members' equity                                                              147,893                     149,980



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following discussion contains forward-looking statements. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Risk Factors." The following should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Results of Operations

For the Year Ended December 31, 2004 as Compared to the Period Ended December 31, 2003

     Net revenues. Net revenues of $298.6 million for the year ended December 31, 2004 represent the consolidated results of operations of Ref-Fuel Holdings for the eight-month period ended December 31, 2004. As indicated above, as a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. These revenues represent $194.9 million of waste disposal and related services revenue, $93.2 million of energy revenue and $10.5 million of other revenue. There were no revenues during the same period in 2003, as the results from Ref-Fuel Holdings were accounted for under the equity method of accounting.

     Equity in net earnings of Ref-Fuel Holdings. Equity in net earnings of Ref-Fuel Holdings represents our share of the net earnings of Ref-Fuel Holdings for the four months ended April 30, 2004 of $6.1 million. Prior to the Equalization Transactions, which were consummated on April 30, 2004, we accounted for our investment under the equity method of accounting. As a result of these transactions, we are consolidating these results after April 30, 2004. Equity in net earnings of Ref-Fuel Holdings of $4.0 million from Inception (August 20, 2003) to December 31, 2003 represents our share (50%) of the net earnings of Ref-Fuel Holdings.

     Operating expenses. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. The operating expenses of $116.1 million for the year ended December 31, 2004 represents Ref-Fuel Holdings' operational expenses for the eight months ended December 31, 2004.

     Depreciation and amortization expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the depreciation and amortization expense of $45.2 million for the year ended December 31, 2004 represents Ref-Fuel Holdings' depreciation and amortization expenses for the eight months ended December 31, 2004.

     General and administrative expense. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the administrative and general expense of $27.7 million for the twelve months ended December 31, 2004 represents Ref-Fuel Holdings' administrative and general expenses of $26.1 million for the eight months ended December 31, 2004, and $1.6 million attributable to MSW Energy Holdings II's other activities.

     Loss on asset retirement. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the loss on asset retirement of $1.8 million for the year ended December 31, 2004 represents Ref-Fuel Holdings' loss for the eight months ended December 31, 2004.

     Interest income. As a result of the Equalization Transactions, Ref-Fuel Holdings' results of operations are consolidated as of April 30, 2004. Therefore, the majority of the interest income of $2.6 million for the year ended December 31, 2004 represents interest on cash and cash equivalents at rates ranging from 0.5% to 2.3% for the eight months ended December 31, 2004. Interest income for the period from Inception (August 20, 2003) to December 31, 2003 represents interest on cash and cash equivalents at rates ranging from 0.5% to 1.5%.

     Interest expense. As a result of the Equalization Transactions, Ref-Fuel Holdings's results of operations are consolidated as of April 30, 2004. Therefore, the interest expense of $50.5 million for the year ended December 31, 2004 represents Ref-Fuel Holdings' interest expense in the amount of $32.4 for the eight months ended December 31, 2004, and the interest expense for the twelve months ended December 31, 2004 attributable to MSW Energy Holdings II of $18.1 million, which represents interest on our 7 3/8% Senior Notes due 2010 ($16.6 million) and amortization of deferred financing costs ($1.4 million). Interest expense is $1.8 million for the period from Inception (August 20, 2003) to December 31, 2003 represents 7 3/8% annual interest on our Senior Notes.

     Minority Interest. Minority interest represents the income attributable to MSW Energy Holdings (49.8% interest in Ref-Fuel Holdings), and Duke (0.2% interest in Ref-Fuel Holdings).

     Income taxes. Income taxes expense of $13.8 million for the twelve months ended December 31, 2004, represents the tax liability using the effective tax rate of 51.5 % for the twelve month period.

Liquidity and Capital Resources

At December 31, 2004, our assets related primarily to our indirect membership interest in ARC operating facilities. ARC LLC and the ARC operating facilities have historically generated funds from operations for working capital requirements, capital spending, debt repayments and dividend payouts. Accordingly, our performance and significant source of future liquidity will depend solely on cash distributions, if any, from these entities. We will need to receive sufficient ongoing cash distributions in order to pay principal and interest on our Senior Notes, however such distributions are not assured. Interest only is payable throughout the term of the Senior Notes with principal and unpaid interest payable at maturity on September 1, 2010.

Operating Activities

Our net cash provided by operating activities of $175.1 million for the year ended December 31, 2004 relates primarily to consolidation of Ref-Fuel Holdings for the eight months ended December 31, 2004. In addition it includes the distributions received from Ref-Fuel Holdings of $31.5 million prior to the consolidation of results.

 Investing Activities

     Our net cash provided by investing activities of $19.1 million for the year ended December 31, 2004 relates primarily to the consolidation of Ref-Fuel Holdings, less capital expenditures ($12.0 million) and changes in restricted cash ($9.0 million).

Financing Activities

     Our net cash used in financing activities of $107.9 million for the year ended December 31, 2004 relates primarily to $53.7 million of long term debt payments and a distribution we made to our owners of $31.1 million and distributions to the holders of our minority interest of $23.0 million.

Supplemental Pro Forma Information

     The following results represent the pro forma results as if MSW Energy Holdings II's acquisition of its interests in Ref-Fuel Holdings and the Equalization Transactions had occurred on January 1, 2004 and 2003, respectively. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition and the Equalization Transactions actually occurred on January 1, 2004 and 2003, respectively. (In thousands, unaudited):


                                                                            Pro Forma                Pro Forma
                                                                           For the Year              For the Year
                                                                              Ended                     Ended
                                                                         December 31, 2004         December 31, 2003
                                                                         -----------------      --------------------
Revenues
   Waste disposal and related services                                     $       284,446           $       284,131
   Energy                                                                          134,754                   139,824
   Other                                                                            16,981                    14,522
                                                                         -----------------      --------------------
Total net revenues                                                                 436,181                   438,477
                                                                         -----------------      --------------------
Expenses
   Operating                                                                       189,411                   191,400
   Depreciation and amortization                                                    67,996                    67,996
   General and administrative                                                       42,153                    45,864
    Loss on asset retirements                                                        2,107                     2,207
                                                                         -----------------      --------------------
Operating income                                                                   134,514                   131,010
Interest income                                                                      3,615                     3,326
Interest expense                                                                   (65,369)                  (68,583)
Loss on early extinguishment of debt                                                     -                    (3,191)
Minority interests in net income of subsidiaries                                   (46,573)                  (41,482)
Other income (expenses), net                                                           425                      (282)
                                                                         -----------------      --------------------
Net income before taxes                                                             26,612                    20,798
Income taxes                                                                       (10,915)                   (8,527)
                                                                         -----------------      --------------------
Net income                                                                 $        15,697           $        12,271
                                                                         =================      ====================


Comparison of the Unaudited Pro Forma Years ended December 31, 2004 and 2003

Total Net Revenues. Total pro forma net revenues were $436.1 million for the year ended December 31, 2004, a decrease of $2.3 million from the same period for the prior year. Waste revenues remained consistent for the two periods, slight increases were attributable to an increase in waste processed at the facilities. One of the Ref-Fuel Holdings facilities experienced a scheduled pricing decrease during the year, which was offset by increased steam sales of $2.3 million for the period ended December 31, 2004, as compared to the prior period.

Metals pricing increased over the prior year, resulting in an increase of $7.7 million in other revenues, which was partially offset by the expiration of an ash reuse marketing arrangement in the first quarter of 2004, decreasing revenues by $4.1 million, as compared to the prior year period.

Expenses. Operating expenses were $189.4 million for the year ended December 31, 2004, a decrease of $2.0 million from the prior year period. The most significant factors were decreased expenses related to expiration of an ash reuse marketing arrangement in the first quarter of 2004 (4.9 million) and the decrease in landfill cost of $0.5 million as a result of lower volumes. The decrease in the expenses were partially offset by increased host fees of $1.5 million and increased facility maintenance performed during scheduled outages and the cost of materials.

General and administrative. General and administrative expenses were $42.1 million for the year ended December 31, 2004, a decrease of $3.7 million, from the prior year due to a decrease of $2.3 million in severance costs, a decrease of $1.5 million in a long-term compensation plan, a $0.2 million decrease in bad debt expense. This decrease was partially offset by increases in miscellaneous general and employee expenses.

Minority Interest. Minority Interests represents the income attributable to MSW Energy Holdings (49.8% interest in Ref-Fuel Holdings), and Duke (0.2% interest in Ref-Fuel Holdings).

Provision for Income taxes. The provision for income taxes represents the tax liability for the period using a rate of 41%.

Debt Covenants

     Certain of the debt agreements held by the Company's subsidiaries contain restrictions on cash distributions and new borrowings. Substantially all of the assets and revenues of the facilities owned or controlled and operated by subsidiaries of the Company are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation the Ref-Fuel Holdings debt would be repaid prior to the repayment of the Senior Notes.

     The indenture under which our Senior Notes were issued contain certain restrictions which will, among other things, us from incurring additional indebtedness, making restricted payments, making investments, selling assets or merging with other companies, subject to certain exceptions. The Senior Notes are redeemable with the payment of certain stated make whole amounts before September 1, 2007 and, thereafter, at the face amount of the Senior Notes, plus accrued interest. Restricted Payments are not permitted unless certain ratio covenants based on our proportionate ownership of Ref-Fuel Holdings have been met. We are presenting proportionate adjusted data, including proportionate interest expense and proportionate adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) because these are used in the calculation of the restrictive covenants contained in the indenture governing our Senior Notes.

     The following table includes certain items that are not measures under generally accepted accounting principles and are not intended to supplant the information provided in accordance with generally accepted accounting principles. Furthermore, these measures may not be comparable to those used by other companies. The following table should be read in conjunction with our historical financial statements and related notes.

                                                     Year
                                                     Ended
                                                   December 31,
                                                     2004
                                                  --------------
                                                  (in thousands)


Proportionate Data
Proportionate Adjusted EBITDA (1)                  $     138,940
Proportionate interest expense (2)                        40,564
Ratio of  proportionate  Adjusted  EBITDA  to
proportionate interest expense (3)                           3.4x

(1) Proportionate Adjusted EBITDA is defined as 50% of the Adjusted EBITDA of Ref-Fuel Holdings. Adjusted EBITDA (as calculated below) is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.


Proportionate Adjusted EBITDA is calculated as follows:


                                                                Year Ended
                                                               December 31,
                                                                  2004
                                                             ---------------
                                                              (in thousands)

Ref-Fuel Holdings operating income                           $       136,076
Ref-Fuel Holdings depreciation and amortization                       67,996
Ref-Fuel Holdings loss on retirements                                  2,107
                                                             ---------------
Ref-Fuel Holdings EBITDA                                             206,179
Ref-Fuel Holdings fair value adjustment amortization
 and revenue levelization adjustments                                 71,700
                                                             ---------------
Ref-Fuel Holdings adjusted EBITDA                                    277,879
MSW Energy Holdings II ownership percentage                             50.0%
                                                             ---------------
Proportionate Adjusted EBITDA                                $       138,940
                                                             ===============


(2) Proportionate interest expense is defined as 50% of the interest expense for Ref-Fuel Holdings plus 100% of our interest expense.

The following table reconciles MSW Energy Holdings II Proportionate Interest
Expense:


                                                                Year Ended
                                                               December 31,
                                                                  2004
                                                              (in thousands)
                                                             ---------------


Ref-Fuel Holdings interest expense                           $      47,251
MSW Energy Holdings II ownership percentage                           50.0%
                                                             ---------------
Ref-Fuel Holdings proportionate interest expense                    23,626
MSW Energy Holdings II interest expense                             16,938
                                                             ---------------
MSW Energy Holdings II proportionate interest expense        $      40,564
                                                             ===============


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

     Goodwill. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of Financial Accounting Standard (FAS No. 142), "Goodwill and Other Intangible Assets", we perform an annual fair value test of its recorded goodwill for our reporting units using a discounted cash flows approach.

     Intangible Assets. Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain of our subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related to intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from five to fifteen years.

     Waste contract intangibles represent the amount by which the contract rates in long-term waste sales contracts held by Hempstead exceeded fair value on the dates that the partnership was acquired. These contract related intangibles are being amortized into income as a reduction of waste revenues on a straight-line basis through 2009, the term of the applicable contracts.

     We have intangible assets related to Nitrous Oxide (NOx) emission allowances. These assets have indefinite lives and, as such, are not amortized. Consistent with all of our intangible assets, these are reviewed under the provisions of FAS No. 142 for potential impairment on an annual basis.

     Deferred financing costs represent certain capitalizable costs that we have incurred to finance our long-term debt obligations. These costs are amortized to interest expense over the life of the related debt.

     Other Liabilities. Landfill closure and postclosure costs are included in other long-term liabilities. We accrue landfill closure and postclosure costs as the remaining permitted space of the landfill is consumed over the life cycle of the landfill.

     We are accounting for the long-term power contracts at the Semass Partnership in accordance with Emerging Issues Task Force (EITF) Issues 91-6 "Revenue Recognition of Long-Term Power Sales Contracts" and EITF 96-17 "Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms" which require us to recognize power revenues under these contracts as the lesser of (a) amounts billable under the respective contracts or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made quarterly based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

     Revenue Recognition. We recognize revenue from two major sources: waste disposal services and energy production. Revenue from waste disposal services is recognized as waste is received and revenue from energy production is recognized as the energy is delivered.

     Concentration of Credit Risk. We invest excess cash and funds held in trust in bank deposit accounts, government securities, commercial paper, certificates of deposit and money market investments with a limited number of financial institutions.

     We have exposure to credit risk in accounts receivable because we dispose of waste for and sell power to a limited number of customers. We believe adequate reserves are maintained for potential credit losses. Furthermore, these and other customers are primarily located in the northeastern region of the United States of America.

     Unamortized Debt Premium. Unamortized debt premium represents the increase in the fair value of the Company's debt recorded as a result of the acquisition of Ref-Fuel Holdings by MSW Energy Holdings and MSW Energy Holdings II. These costs are amortized to interest expense over the life of the related debt using the effective interest method.

     Income Taxes. As we are a single member limited liability company, and not directly subject to Federal and State income taxes; rather our income or loss is required to be included in the income tax returns of our member. As a result we provide for Federal and State income taxes in order to reflect what the effect on income would have been if the taxes of the Company were not included in the income tax returns of its members. Changes in taxes payable are treated as capital contributions and/or distributions. For the period ended December 31, 2004, our provision reflects the twelve months of C Corporation taxes that our member is responsible for on the equity method plus the consolidating taxes of Ref-Fuel Holdings subsequent to the Equalization Transactions plus our income and expenses.

     We account for income taxes under the asset and liability method. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

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

     Push-Down Accounting. On December 12, 2003, MSW Merger, an affiliate of CSFB Private Equity, merged with and into Holdings Corp. which continues as the surviving corporation in the Merger. Upon consummation of the Merger and taking into account the June 30, 2003 acquisition of membership interests in Ref-Fuel Holdings, the Control Group owns, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and exercises voting power with respect to the remaining 0.2% interest). EITF Topic D-97, "Push-Down Accounting," requires that Ref-Fuel Holdings' financial statements reflect this change in ownership. Accordingly, the aggregate excess of purchase price over the net assets that we acquired was pushed-down to Ref-Fuel Holdings and its subsidiaries on December 12, 2003.

     Fair Value of Financial Instruments. Unless disclosed otherwise, all of our other financial instruments are stated at cost, which management believes approximates fair market value.

     Stock-Based Compensation. We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation, (FAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS No. 123" concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans of the Company.


Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following table sets forth our contractual obligations outstanding as of December 31, 2004 (in thousands):


Payment Due by Period


                                                               Less than 1                                     More than 5
Contractual Obligations                         Total             Year          1-3 Years       3-5 Years          Years
                                            -----------        ------------     ----------     -----------    ------------
Long-Term Debt Obligations                  $ 1,271,013         $    87,184    $   169,797     $   176,935    $   837,097
Operating Lease Obligations                     154,559              14,566         27,972          41,519         70,502
Other Long-Term Obligations                      20,278               6,246          3,333               -         10,699
                                            -----------        ------------     ----------     -----------    ------------
Total                                       $ 1,445,850         $   107,996    $   201,102     $   218,454    $   918,298
                                            ===========        ============     ==========     ===========    ============


RISK FACTORS

      Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition.

     We have a substantial amount of indebtedness. As of December 31, 2004 our total indebtedness was $1,216.8 million, which represented approximately 71% of our total capitalization.

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

     The indentures governing our outstanding debt contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions limit our ability and the ability of any restricted subsidiaries to do the following, among other things:

o    incur additional indebtedness;

o    create liens;

o    pay dividends or make other equity distributions;

o    purchase or redeem capital stock;

o    make investments;

o    sell assets or consolidate or merge with or into other companies; and

o    engage in transactions with affiliates.

     Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or some of our debt. Moreover, it is possible that in the future the owners of MSW Energy Holdings and MSW Energy Holdings II could determine to merge those companies with each other or into Ref-Fuel Holdings. While such a merger would be required to comply with the terms of the indenture, a result would be an increase in the amount of indebtedness of the successor.

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

     If the third parties to those contracts do not perform their obligations, or are excused from performing their obligations because of nonperformance by the ARC operating companies or other parties to the documents, or due to force majeure events or changes in laws or regulations, the ARC operating companies may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. Furthermore, the ability of the ARC operating companies and TransRiver to make distributions to us may be adversely affected, which may adversely affect our financial condition. In addition, the bankruptcy or insolvency of a participant or third party in the ARC operating facilities could result in nonpayment or nonperformance of that party's obligations to the ARC operating companies and could adversely affect their ability to make distributions to us , which would decrease or eliminate the funds available to us.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

     If the ARC operating facilities do not obtain a supply of solid waste at prices and quantities that are sufficient to operate the ARC operating facilities at their expected operating levels, it will adversely affect our operations and financial condition. One or more of the following factors could impact the price and supply of waste:

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

Item 8. Financial Statements and Supplementary Data

             Report of Independent Registered Public Accounting Firm


To the Members and Board of Directors of MSW Energy Holdings II LLC and
Subsidiaries:


In our opinion, the consolidated balance sheets and the related statements of operations, member's equity and cash flows present fairly, in all material respects, the financial position of MSW Energy Holdings II LLC and Subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and from Inception (August 20, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Florham Park, NJ
March 15, 2005


                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                    Assets
                                                                                  December 31, 2004     December 31, 2003
                                                                                 --------------------- ---------------------
Current assets
   Cash and cash equivalents                                                       $         86,347      $              2
   Restricted cash and short-term investments                                                61,995                     -
   Accounts receivable, net of allowance for doubtful accounts of $1,491 and
   $0, respectively                                                                          72,027                     -
   Prepaid expenses and other current assets                                                 11,012                     8
                                                                                 --------------------- ---------------------
     Total current assets                                                                   231,381                    10
                                                                                 --------------------- ---------------------

Long-term assets
   Property, plant and equipment, net                                                     1,187,178                     -
   Intangible assets, net                                                                   536,229                 9,078
   Goodwill                                                                                 123,984                     -
   Investment in Ref-Fuel Holdings                                                                -               488,447
   Restricted cash and long-term investments                                                 85,926                     -
   Other long-term assets                                                                     4,806                     -
                                                                                 --------------------- ---------------------
     Total long-term assets                                                               1,938,123               497,525
                                                                                 --------------------- ---------------------
     Total assets                                                                  $      2,169,504      $        497,535
                                                                                 ===================== =====================

                        Liabilities and Member's Equity

Current Liabilities
   Accounts payable and other current liabilities                                  $         41,171      $            263
   Current portion of other long-term liabilities                                            87,184                     -
   Accrued interest payable                                                                  16,448                 1,705
   Income taxes payable                                                                          35                 1,044
                                                                                 --------------------- ---------------------
     Total current liabilities                                                              144,838                 3,012
                                                                                 --------------------- ---------------------

Long-term Liabilities
   Long-term debt                                                                         1,183,829               225,000
   Other long-term liabilities                                                              201,996                     -
   Long-term deferred tax                                                                   126,944               119,543
                                                                                 --------------------- ---------------------
     Total long-term liabilities                                                          1,512,769               344,543
                                                                                 --------------------- ---------------------
     Total Liabilities                                                                    1,657,607               347,555
                                                                                 --------------------- ---------------------
Commitments and contingencies (Notes 12 and 13)

Minority Interest in Consolidated Subsidiary                                                364,004                     -

Member's equity
     Total member's equity                                                                  147,893               149,980
                                                                                 --------------------- ---------------------
     Total liabilities and member's equity                                         $      2,169,504      $        497,535
                                                                                 ===================== =====================


        The accompanying notes are an integral part of these consolidated financial statements.


                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                 (in thousands)

                                                                                                        From Inception
                                                                              For the Year Ended       (August 20, 2003)
                                                                                 December 31,            to December 31,
                                                                                    2004                     2003
                                                                              ------------------       ------------------

Revenues
   Waste disposal and related services                                          $       194,950         $               -
   Energy                                                                                93,188                         -
   Other                                                                                 10,506                         -
                                                                              ------------------       ------------------
Total net revenues                                                                      298,644                         -
                                                                              ------------------       ------------------
Expenses
   Operating                                                                            116,089                         -
   Depreciation and amortization                                                         45,154                         -
   General and administrative                                                            27,657                        67
   Loss on asset retirement                                                               1,765                         -
                                                                              ------------------       ------------------
Total expenses                                                                          190,665                        67
                                                                              ------------------       ------------------

    Operating income (loss)                                                             107,979                       (67)
Interest income                                                                           2,632                        36
Interest expense                                                                        (50,486)                   (1,843)
Equity in net earnings of unconsolidated affiliate - Ref-Fuel Holdings                    6,148                     4,041
Minority interests in net income of subsidiaries                                        (39,868)                        -
Other, net                                                                                  305                         -
                                                                              ------------------       ------------------
    Income before income taxes                                                           26,710                     2,167
Provision for income taxes                                                              (13,751)                     (892)
                                                                              ------------------       ------------------
    Net income                                                                           12,959                     1,275
Other comprehensive loss                                                                   (211)                        -
                                                                              ------------------       ------------------
    Comprehensive income                                                        $        12,748        $            1,275
                                                                              ==================       ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBER'S EQUITY


                                 (in thousands)


                                                         Member's             Accumulated Other
                                                        Interests           Comprehensive Income              Total
                                                    ----------------       -----------------------       ----------------
Balance at Inception (August 20, 2003)              $              -        $              -             $              -
   Contributions from member                                   4,545                       -                        4,545
   Contribution of investment in
     Ref-Fuel Holdings by member                             364,711                       -                      364,711
   Distribution to member                                   (220,551)                      -                     (220,551)
   Comprehensive income                                        1,275                       -                        1,275
                                                    -----------------       ---------------------        -----------------
   Balance, December 31, 2003                                149,980                       -                      149,980
                                                    =================       =====================        =================


   Finalization of purchase accounting                         4,573                       -                        4,573
   Contributions from member for taxes (Note 2)               11,479                       -                       11,479
   Capital contribution from member
                                                                  52                       -                           52
   Distribution to members                                   (31,150)                      -                      (31,150)
   Unrealized gain on investments from the
     consolidation of Ref-Fuel Holdings                            -                     211                          211
   Comprehensive income                                       12,959                    (211)                      12,748
                                                    -----------------       ----------------------       -----------------
Balance, December 31, 2004                          $        147,893        $              -             $        147,893
                                                    =================       ======================       =================

        The accompanying notes are an integral part of these consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                                   From Inception
                                                                                      For the Year Ended          (August 20, 2003)
                                                                                        December 31,               to December 31,
                                                                                            2004                         2003
                                                                                --------------------------  -----------------------
Cash flows from operating activities:
   Net income                                                                   $               12,959        $         1,275
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                              68,457                    138
     Deferred taxes                                                                              2,739
     Revenue contract levelization                                                              15,163                      -
     Equity in earnings of Ref-Fuel Holdings, prior to consolidation                            (6,148)                (4,041)
     Distributions from Ref-Fuel Holdings, prior to consolidation                               31,500                      -
     Loss on asset retirements                                                                   1,765                      -
     Minority interest in income of consolidated subsidiaries                                   39,868                      -
     Provision for deferred income taxes                                                             -                   (152)
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                                     (713)                     -
     Prepaid expenses and other current assets                                                     513                     (8)
     Other long-term assets                                                                      2,923                      -
     Accounts payable and current liabilities                                                   (1,886)                   263
     Income taxes payable                                                                       10,530                  1,044
     Accrued interest payable                                                                   (6,846)                 1,705
     Other long-term liabilities                                                                 4,357                      -
                                                                                --------------------------  -----------------------
       Net cash provided by operating activities                                               175,181                    224
                                                                                --------------------------  -----------------------

Cash flows from investing activities:
     Change in restricted cash and investments, net                                             (8,779)                     -
     Additions of property, plant and equipment                                                (12,361)                     -
     Proceeds from sale of assets                                                                   50                      -
     Cash from consolidation of unconsolidated subsidiary                                       40,238                      -
                                                                                --------------------------  -----------------------
       Net cash provided by investing activities                                                19,148                      -
                                                                                --------------------------  -----------------------

Cash flows from financing activities:
     Payment of financing cost                                                                     (54)                     -
     Payment of long-term debt                                                                 (53,757)                     -
     Proceeds from long-term debt offering                                                           -                225,000
     Contribution from member                                                                      (23)                 4,545
     Distributions paid to member                                                              (31,150)              (220,551)
     Distributions paid to holders of minority interest                                        (23,000)                     -
     Payments of deferred financing fees                                                             -                 (9,216)
                                                                                --------------------------  -----------------------
       Net cash used in financing activities                                                  (107,984)                  (222)
                                                                                --------------------------  -----------------------
Net increase  in cash and cash equivalents                                                      86,345                      2
Cash and cash equivalents, beginning of period                                                       2                      -
                                                                                --------------------------  -----------------------
    Cash and cash equivalents, end of period                                   $               86,347        $              2
                                                                                ==========================  =======================

        The accompanying notes are an integral part of these consolidated financial statements.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization

     MSW Energy Holdings II LLC (MSW Energy Holdings II and collectively hereinafter with its subsidiaries, referred to as the Company), a Delaware limited liability company formed in August 2003 and its wholly-owned subsidiary, MSW Energy Finance Co. II, Inc. (MSW Finance II) a Delaware corporation, were formed for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC (MSW Merger), the Company's indirect parent, with and into American Ref-Fuel Holdings Corp. (Holdings Corp.) (the Merger). After the Merger, ARC II Corp. (ARC II, formerly known as UAE Ref-Fuel II Corp.) a Delaware corporation, an indirect subsidiary of Holdings Corp., became a subsidiary of MSW Energy Holdings II. The Merger was completed on December 12, 2003 (see Note 3). After completion of the Merger, MSW Energy Holdings II held a direct 49.9% capital interest in Ref-Fuel Holdings LLC (Ref-Fuel Holdings) and wholly owns ARC II, II, which owned a 0.1% capital interest in Ref-Fuel Holdings. Both interests were contributed to MSW Energy Holdings II by Holdings Corp. Ref-Fuel Holdings is a holding company whose sole source of operating cash flow relates to its 100% membership interest in American Ref-Fuel Company LLC (ARC, American Ref-Fuel or ARC LLC). American Ref-Fuel, which through subsidiaries, owns and operates six waste-to-energy facilities in the northeast United States. From inception (August 20, 2003) through December 12, 2003, MSW Energy Holdings II did not have any operations, other than incurring interest on its debt.

     MSW Finance II was organized in November 2003 for the sole purpose of acting as co-issuer with MSW Energy Holdings II of $225.0 million aggregate principal amount of 7 3/8% senior secured notes due September 1, 2010 (Senior Notes). Other than serving as co-issuer, MSW Finance II does not conduct operations of its own and has no assets.

     On April 30, 2004, MSW Energy Holdings II's indirect owner, Holdings Corp., entered into a series of transactions (Equalization Transactions) which changed its ownership structure. As a result, Holdings Corp. is owned 60% by several private equity funds (the DLJMB Funds), each of which is managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (CSFB Private Equity), and 40% by several investment funds (the Highstar Funds), each of which is managed by AIG Global Investment Corp. (AIGGIC) (Collectively the Control Group).

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

     On August 31, 2004, Holdings Corp., the DLJMB Funds and the Highstar Funds effected a series of transactions that resulted in UAE Holdings Corp. becoming the indirect parent of MSW Energy Holdings (August 31 Transactions).

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

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Restricted cash and investments are invested in accounts earning market rates; therefore, the carrying value approximates fair value. Restricted cash and investments are excluded from cash and cash equivalents in the accompanying financial statements, and changes in these assets are characterized as investing activities in the consolidated statements of cash flows. Restricted cash and investments include certain investments stated at amortized cost, which approximates market, including debt securities that are classified as "held-to-maturity" as the Company has the intent and ability to hold the

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities to maturity. The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of this statement, investments that are classified as available-for-sale are marked to market with unrealized gains and losses reported as a component of other comprehensive income.

Fair Value of Financial Instruments

     Unless disclosed otherwise, all other financial instruments of the Company are stated at cost, which management believes approximates fair market value.

     The company's only investment classified as available for sale was sold during 2004.

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

Landfill costs, including original acquisition cost and incurred construction costs, are amortized over the estimated capacity of the landfill based on a per-unit basis as landfill space is consumed. Landill retirement costs arising from post-closure obligations, are capitalized as part of the landfill asset, are being amortized consistent with the landfills current estimated life. Landfill retirement costs arising from final capping obligations are being amortized on a units-of-consumption basis over the estimated number of tons of waste that each final capping event covers.

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

Goodwill

Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", (SFAS 142), Company performs an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flows approach. As of December 31, 2004, the Company's estimate of the fair value of its reporting units indicated no impairment of goodwill or in its annual assessment.

Intangible Assets

Energy contract intangibles represent the amount by which the contract rates in long-term energy sales contracts held by certain subsidiaries of the Company exceeded fair value on the dates that these subsidiaries were acquired. These contract related intangibles are amortized into income as a reduction of energy revenues on a straight-line basis over the remaining terms of the applicable contracts, which range from five to fifteen years.

Waste contract intangibles represent the amount by which the contract rates in long-term waste sales contracts held by Hempstead exceeded fair value on the dates that the partnership was acquired. These contract related intangibles are being amortized into income as a reduction of waste revenues on a straight-line basis through 2009, the term of the applicable contracts.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

     As the Company is a single member limited liability company, and not directly subject to Federal and State income taxes; rather its income or loss is required to be included in the income tax returns of its member. The Company provides for Federal and State income taxes in order to reflect what the effect on income would have been if the taxes of the Company were not included in the income tax returns of its members. Changes in taxes payable are treated as capital contributions and/or distributions. For the year ended December 31, 2004, the Company's provision reflects a year of C corporation taxes that its members are responsible for on the income of the Company, and the taxes of Ref-Fuel Holdings subsequent to the Equalization Transactions.

     The Company accounts for income taxes under the asset and liability method. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date

Other Liabilities

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

     The fair value adjustment related to the acquired long-term waste contracts represents the amount by which the fair value of long-term waste contracts held by Ref-Fuel Semass and Essex exceeded the contract rates on the dates that the partnerships were acquired. These costs are being amortized as an increase to waste disposal revenues using the straight-line method over the term of the applicable contracts.

     Landfill closure and postclosure costs are also included in other long-term liabilities. The Company accrues landfill closure and postclosure costs as the remaining permitted space of the landfill is consumed over the expected life cycle of the landfill.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company is accounting for the long-term power contracts at Ref-Fuel Semass in accordance with Emerging Issues Task Force (EITF) Issues 91-6 "Revenue Recognition of Long-Term Power Sales Contracts" and EITF 96-17 "Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms", which require the Company to recognize power revenues under these contracts as the lesser of (a) amounts billable under the respective contracts; or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

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

     The Company has exposure to credit risk in accounts receivable as the Company disposes of waste for and sells energy to a limited number of customers. The Company believes adequate reserves are maintained for potential credit losses. Furthermore, these and other customers are primarily located in the northeastern region of the United States of America.

Unamortized Debt Premium

     Unamortized debt premium represents the increase in the fair value of the Company's debt recorded as a result of the Merger. These amounts are amortized to interest expense over the life of the related debt using the effective interest method.

Stock Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation, (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS No. 123" concerning certain transition and disclosure provisions, but applies the intrinsic value recognition provisions of Accounting Principles Board opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans of the Company.

Push-Down Accounting

     On December 12, 2003, MSW Merger, an affiliate of CSFB Private Equity, merged with and into Holdings Corp. which continues as the surviving corporation in the merger. Upon consummation of the Merger and taking into account the MSW Energy Holdings' June 30, 2003 acquisition of membership interests in Ref-Fuel Holdings, the Control Group owns, directly and indirectly, 99.8% of the membership interests in Ref-Fuel Holdings (and exercise voting power with respect to the remaining 0.2% interest). EITF Topic D-97, "Push-Down Accounting," requires that Ref-Fuel Holdings financial statements reflect this collective change in ownership. Accordingly, the aggregate excess of purchase price over net assets acquired by the Company on June 30, 2003 was pushed down to Ref-Fuel Holdings and its subsidiaries as of December 12, 2003.

Risks and Uncertainties

     The Company's operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations and adversely affect the Company's financial condition and prevent it from fulfilling its obligations, include but are not limited to, the Company's dependency on the operations of the ARC operazing companies, and the Company's substantial indebtedness.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Acquisition of Membership Interests in Ref-Fuel Holdings

     On December 12, 2003, MSW Merger, the Company's indirect parent prior to the merger, effected the merger with and into Holdings Corp. pursuant to which the members of MSW Merger became the sole stockholders of Holdings Corp., a company whose primary asset is its direct wholly-owned subsidiary, Ref-Fuel Corp. (formerly known as UAE Corp.). At the same time the Company's direct parent prior to the merger, MSW Intermediate Merger LLC, merged with and into Ref-Fuel LLC (formerly known as UAE Ref-Fuel LLC), an indirect wholly-owned subsidiary of Ref-Fuel Corp., and Ref-Fuel LLC contributed to the Company its direct 49.9% capital interest in Ref-Fuel Holdings and all of its interest in Ref-Fuel II, which owns a 0.1% capital interest in Ref-Fuel Holdings, which resulted in an allocated purchase price attributable to Ref-Fuel Holdings of $364.7 million recorded as a contribution to member's equity. As a result of the Merger, the Company is wholly owned indirectly by Holdings Corp.

     On December 12, 2003, immediately following these transactions, the Company transferred to its new indirect owner, Ref-Fuel Corp., the net proceeds of $220.5 million of the Senior Notes. These funds, along with additional capital contributions to MSW Merger, were used to fund the Merger. At closing, Ref-Fuel Corp. maintained an obligation under the ARC Equity Contribution Agreement dated as of April 30, 2001 (the Equity Contribution Agreement).

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

     A summary of the allocation of purchase price to the fair value of the assets acquired by the Company and the Company's underlying investment in Ref-Fuel Holdings' members' equity at December 12, 2003 is as follows (in thousands):


Ref-Fuel Holdings' members' equity acquired                        $   162,488
Fixed assets and other adjustments                                      74,395
Identifiable intangible assets, net                                    140,433
Goodwill                                                               (14,225)
Other long-term assets                                                  (2,891)
Long-term debt                                                         (20,341)
Other long-term liabilities                                             24,852
                                                                   ------------
  Purchase price for acquisition of 50.0% of Ref-Fuel Holdings     $   364,711
                                                                   ============

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Information

     The following results represent the unaudited pro forma results as if MSW Energy Holdings II acquisition of its interests in Ref-Fuel Holdings and the Equalization Transactions had occurred on January 1, 2004 and 2003, respectively. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have resulted had the acquisition and the Equalization Transactions actually occurred on January 1, 2004 and 2003, respectively (in thousands, unaudited):



                                                                     Pro Forma For            Pro Forma For
                                                                    the Year Ended           the Year Ended
                                                                   December 31, 2004        December 31, 2003
                                                                   -----------------        ------------------
Revenue
   Waste disposal and related services                             $         284,446       $          284,131
   Energy                                                                    134,754                  139,824
   Other                                                                      16,981                   14,522
                                                                   -----------------        ------------------
Total revenue                                                                436,181                  438,477
                                                                   -----------------        ------------------
Expenses
   Operating                                                                 189,411                  191,400
   Depreciation and amortization                                              67,996                   67,996
   General and administrative                                                 42,153                   45,864
   Loss on asset retirements                                                   2,107                    2,207
                                                                   -----------------        ------------------
Operating income                                                             134,514                  131,010
   Interest income                                                             3,615                    3,326
   Interest expense                                                          (65,369)                 (68,583)
   Loss on early extinguishment of debt                                            -                   (3,191)
   Minority interests net income of subsidiaries                             (46,573)                 (41,482)
   Other income (expenses), net                                                  425                     (282)
                                                                   -----------------        ------------------
Net income before taxes                                                       26,612                   20,798
Taxes                                                                        (10,915)                  (8,527)
                                                                   -----------------        ------------------
Net income                                                         $          15,697       $           12,271
                                                                   =================        ==================


These results are not necessarily indicative of the results of operations that would have been acquired had the acquisition taken place at the beginning of 2003.


4.       Equity Investment in Ref-Fuel Holdings

     Prior to the Equalization Transactions, the Company recorded its investment in Ref-Fuel Holdings as an equity investment. Ref-Fuel Holdings condensed financial information prior to April 30, 2004 is included for informational purposes. The following table summarized the components of the Company's interest in Ref-Fuel Holdings at April 30, 2004 and December 31, 2003 (in thousands):


Allocated purchase price contributed                            $   364,711
Deferred income tax liability assumed                               119,695
Equity in net earnings of Ref-Fuel Holdings                           4,041
                                                                ------------
Total investment in Ref-Fuel Holdings at December 31, 2003          488,447
                                                                ------------
Equity in net earnings of Ref-Fuel Holdings                           6,148
Distributions received from Ref-Fuel Holdings                       (31,500)
                                                                ------------
  Total investment in Ref-Fuel Holdings at April 30, 2004       $   463,095
                                                                ============

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized condensed balance sheet information of Ref-Fuel Holdings, is as follows (in thousands):


                                                   As of                       As of
                                               April 30, 2004            December 31, 2003
                                            ---------------------     ------------------------
Current assets                              $          177,397        $          233,151
Noncurrent assets                                    1,879,198                 1,894,757
Current liabilities                                    147,068                   133,358
Noncurrent liabilities                               1,218,780                 1,253,250
Members' Equity                                        690,747                   741,300


Summarized statement of operations information for Ref-Fuel Holdings is as follows (in thousands):

                                                                Period from      |         Period from
                                                                 December 12,    |         January 1,
                                       For the Four Months        2003 to        |          2003 to
                                            Ended               December 31,     |        December 12,
                                        April 30, 2004            2003           |          2003
                                       --------------------    -------------     |      ---------------
                                                                                 |       (Predecessor)
                                                                                 |
Revenues                              $            137,537     $      24,847     |      $    444,461
Operating income                                    26,534            10,855     |           162,683
Net earnings                                        12,753             8,082     |           103,071
Company's equity in net earnings                     6,148             4,041     |


5.       Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                                    Useful Life          December 31, 2004        December 31, 2003
                                                  ---------------       ---------------------   ---------------------
Plant and equipment                                2-50 years           $       1,206,558       $               -
Land                                                                                3,813                       -
                                                     Up to 17
Leasehold improvements                               years                          5,575                       -
Landfill                                            13 years                       17,768                       -
Spare parts                                                                        12,282                       -
Construction in progress                                                            6,244                       -
                                                                        ---------------------    ---------------------
Total property, plant and equipment                                             1,252,240                       -
Accumulated depreciation                                                          (65,062)                      -
                                                                        ---------------------    ---------------------
Property, plant and equipment, net                                      $       1,187,178        $              -
                                                                        =====================    =====================



6.       Intangible Assets

     Intangible assets consist of the following (in thousands):

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                            Useful Life            December 31, 2004        December 31, 2003
                                            -----------          ----------------------     -----------------
Energy contracts                            5- 15years           $      525,125              $             -
Waste contracts                               5 years                    23,600                            -
Financing costs                               7 years                     9,270                        9,216
Emissions credits                           Indefinite                   43,377                            -
Other intangibles                           Indefinite                    3,579                            -
                                                                 ----------------------    ---------------------
                                                                        604,951                        9,216
Accumulated amortization                                                (68,722)                        (138)
                                                                 ----------------------    ---------------------
Intangible assets, net                                           $      536,229             $          9,078
                                                                 ======================    =====================


     The following table details the amount of actual/estimated amortization expense associated with intangible assets included or expected to be included in the Company's statement operations for each of the years indicated (in thousands):

                                         Energy contracts           Waste contracts               Totals
                                       ----------------------    ----------------------    ---------------------
Year ended December 31, 2004           $            38,657       $             2,736       $         41,423
                                       ----------------------    ----------------------    ---------------------
             (Estimated)
2005                                   $            58,306       $             4,256       $         62,562
2006                                                58,306                     4,256                 62,562
2007                                                58,305                     4,256                 62,561
2008                                                58,206                     4,256                 62,462
2009                                                36,907                     2,130                 39,037
Thereafter                                         192,381                         -                192,381
                                       ----------------------    ----------------------    ---------------------
Total                                  $           462,411       $            19,154       $        481,565
                                       ======================    ======================    =====================


7.       Goodwill

     Goodwill consists of the following (in thousands):

                                                                   December 31, 2004        December 31, 2003
                                                                 ----------------------    ---------------------
Beginning balance                                                $        -                  $          -
Goodwill from the consolidation of Ref-Fuel Holdings                    121,945                         -
Finalization of purchase accounting                                       2,039                         -
                                                                 ----------------------    ---------------------
Ending balance                                                   $      123,984              $          -
                                                                 ======================    =====================



8.       Accounts Payable and Other Current Liabilities

     Accounts payable and other current liabilities consist of the following (in thousands):

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  December 31, 2004        December 31, 2003
                                ----------------------    ---------------------
Accounts payable                $      25,015             $     263
Incentive plan accruals                 3,569                     -
Compensation liabilities                8,254                     -
Other                                   4,333                     -
                                ----------------------    ---------------------
                                $      41,171             $     263
                                ======================    =====================



9.       Financing Arrangements

     Long-term debt obligations of the Company consist of the following (in thousands):



                                                                    Final
                                              Interest Rate        Maturity        December 31, 2004       December 31, 2003
                                              -------------        --------        -------------------     -----------------
 Senior Notes                                     7 3/8%             2010          $          225,000      $         225,000
                                                                                   -------------------     -----------------
 Ref-Fuel Holdings debt

   ARC Senior Notes                               6.26%              2015                     240,000                     -
    Niagara Series 2001                       5.45 - 5.625%          2015                     165,010                     -
   Seconn Corporate Credit Bonds
     - 1992 Series A                              6.45%              2022                      30,000                     -
   Seconn Corporate Credit Bonds -
     ARC-I Series A and ARC-11 Series A           5.50%              2015                      13,500
    Hempstead Corporate Credit Bonds              5.00%              2010                      42,670                     -
    Hempstead project debt                     4.75%-5.00%           2009                     114,543                     -
    Essex project debt                        5.248%-7.375%          2020                      96,496                     -
    Seconn project debt                        5.125%-5.50%          2015                      50,602                     -
    Semass Series 2001A                        5.50%-5.625%          2016                     134,345                     -
    Semass Series 2001B                        5.00%-5.50%           2010                     104,385                     -
                                                                                   -------------------     -----------------
      Subtotal                                                                                991,551                     -
                                                                                   -------------------     -----------------
    Other obligations                                                                             273                     -
                                                                                   -------------------     -----------------
 Total debt at par value                                                                    1,216,824                225,000

    Unamortized debt premium, net                                                              54,189                     -
     Current portion                                                                          (87,184)                    -
                                                                                   -------------------     -----------------
 Total long-term debt obligations                                                  $        1,183,829      $         225,000
                                                                                   ===================     =================


     In November 2003, the Company, issued $225.0 million aggregate principal amount of 7 3/8 % senior secured notes due 2010 (Senior Notes). Interest on the Senior Notes accrues at 7 3/8 % per annum, beginning from the date of issuance and is payable on March 1st and September 1st of each year, commencing on March 1, 2004. Interest only is payable throughout the term of the Senior Notes with principal and unpaid interest payable at maturity on September 1, 2010. Holders of Senior Notes may require the Company to repurchase the Senior Notes upon a change in control or if the Company receives any proceeds from certain financings or asset sales by Ref-Fuel Holdings and its subsidiaries.

     The indenture for the Senior Notes provides for certain restrictive covenants including, among other things, restrictions on incurrence of indebtedness, certain payments to related and unrelated parties, acquisitions and asset sales.

     On May 9, 2003, ARC LLC completed the sale of $275 million aggregate principal amount of 6.26 percent Senior Notes due 2015. The proceeds of the financing were used to repay $242.6 million under the outstanding Credit

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility, fund debt service reserve accounts and for general corporate purposes. As part of this refinancing, the Company entered into a three-year amended and restated revolving credit facility (the Amended Credit Facility) for up to $75 million, including $45 million of which could be used for letters of credit. Under the terms of the Amended Credit Facility, the Company is subject to certain financial covenants, as defined, with respect to leverage and adjusted cash flow coverage ratios. As of December 31, 2004 there were no borrowings and $10.2 million of letters of credit outstanding, respectively, under the Amended Credit Facility. Pursuant to the terms of certain guarantee agreements as of December 31, 2004, the Company was contingently obligated to issue $29.0 million in letters of credit in the event that the ratings of the Company's senior debt are reduced to below investment grade. The Amended Credit Facility allows for two one-year extensions at ARC LLC's request.

     ARC LLC-supported debt includes obligations of subsidiary companies for which the Company has issued a guarantee. Other debt obligations mainly consist of indebtedness supported by the facility to which the indebtedness belongs and certain contingent credit support obligations of the Company


     Certain of the debt agreements held by the Company contain restrictions on cash distributions, new borrowings and require certain defined leverage ratios and adjusted cash flow coverage ratios. Substantially all of the assets and revenues of the facilities owned or controlled and operated by subsidiaries of the Company are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation, the ARC LLC debt would be repaid prior to the repayment of the Senior Notes. The aggregate amounts of long-term debt mature as follows (in thousands):


2005                                 $      87,184
2006                                        79,331
2007                                        90,466
2008                                        98,472
2009                                        78,463
Thereafter                                 782,908
                                     -------------
                                     $   1,216,824
                                     =============

     The fair value of the company's debt as of December 31, 2004 and 2003, approximated $1.3 billion and $225 million, respectively. The company determined fair value on quoted market values.

10.  Other Long-Term Liabilities

     Other long-term liabilities consist of the following (in thousands):

                                                        Amortization
                                                           Period
                                                          (years)           December 31, 2004        December 31, 2003
                                                          -------         ----------------------    --------------------
        Waste contracts acquired                            9-17          $         116,635         $           -
        Operating lease acquired                             14                      42,094                     -
        Energy contract levelization                         12                      24,123                     -
        Landfill liabilities                                 13                      10,699                     -
        Deferred revenue                                    8-20                      5,112                     -
        Incentive plan accruals                                                       3,333                     -
                                                                          ----------------------    --------------------
                                                                          $         201,996         $           -
                                                                          ======================    ====================


     See Note 16 for amortization of certain other long-term liabilities.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Income Taxes

     The components of the provision for income taxes, for the year ended December 31, 2004 and the period from Inception (August 20, 2003) through December 31, 2003 consist of the following (in thousands):


                                                                                                From Inception
                                                                                                (August 20, 2003)
                                                                 For the Year Ended                  through
                                                                 December 31, 2004              December 31, 2003
                                                                 ---------------------         -------------------
      Current provision                                            $            11,012           $          1,044
      Deferred provision                                                         2,739                       (152)
                                                                 ---------------------         ------------------
      Total consolidated income tax expense                        $            13,751           $            892
                                                                 =====================         ==================


     A reconciliation of the statutory federal income tax expense with the corporation's actual effective combined federal and state income tax expense for the year ended December 31, 2004 and the period from inception (August 20, 2003) through December 31, 2003 is as follows:

                                                                                               For the Period from
                                                                 For the Year Ended         Inception (August 20, 2003)
                                                                 December 31, 2004          through December 31, 2003
                                                                 -----------------              -----------------
      Statutory federal income tax rate                                 35.00%                         35.0%
      State tax rate, net of federal benefit                            13.43%                          6.0%
      Other                                                              3.05%                          0.2%
                                                                 ---------------                ------------------
      Net combined effective federal and state income
           tax rate                                                     51.48%                         41.2%
                                                                 ===============                ==================


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred income tax liability included in the consolidated financial statements as of December 31, 2004 and 2003 is comprised of the following (in thousands):

                                                                 December 31, 2004            December 31, 2003
                                                                ------------------           -------------------

      The Company's respective share of depreciation,
           amortization, accrued liabilities and other of
           Ref-Fuel Holdings                                    $       127,336               $         119,543
      Net operating loss carryforward                                      (392)                              -
                                                                ------------------            -----------------
      Total                                                     $       126,944               $         119,543
                                                                ==================            =================



     The Company has Federal net operating loss carryforwards of approximately $1.3 million as of December 31, 2004, which expire between 2021 and 2024 and state net operating loss carryforwards of approximately $2.2 million, which have various expiration dates.

12.      Operational and Other Agreements

     The ARC operating facilities operate under various long-term service agreements, the terms of which extend from 2009 through 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements.

     Hempstead, Essex, Seconn, Semass and Delaware Valley operate under various long-term service agreements, the terms of which extend from 2009 through 2020. These service agreements require the projects to provide disposal services for

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     With respect to the Delaware Valley facility, ARC LLC has guaranteed amounts payable by Delaware Valley pursuant to certain agreements. ARC LLC guarantees through 2006 the obligations of Delaware Valley under its service agreement with the Delaware County Solid Waste Authority. In conjunction with the acquisition of the facility, ARC LLC also provides an indemnity to the sellers of the facility from post-acquisition environmental damages as a result of remedial action for releases or threatened releases of hazardous substances at the facility.

     In order to provide ARC LLC with an additional source of funds to meet calls on its project support obligations, MSW Energy Holdings II and Holdings Corp. entered into the Equity Contribution Agreement pursuant to which each of them have agreed to provide up to $50 million in equity capital to ARC LLC.

Significant Customers

     All of the WTE facilities are contracted to sell power under long-term power contracts with utility companies, the terms of which expire from 2009 to 2021. These contracts require the facilities to deliver, and the utility companies to purchase, substantially all of the power generated by rates defined in the contracts. Total revenues recognized under these energy contracts approximated $108.2 million for the eight months ended December 31, 2004, representing approximately 36% of total net revenues.


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

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the Settlement Agreement), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the Fund) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $500,000 annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership's obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20.0 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Management believes that the $20.0 million fund limit is adequate for this purpose. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the year ended December 31, 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of December 31, 2004, the balance in the Fund is approximately $14.0 million, and is included in restricted cash and long-term investments. A corresponding liability of approximately $7.0 million, representing approximately one-half of the deposits and related earnings in the Fund, is included in other long-term liabilities as of December 31, 2004.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Minimum Payments Under Operating Leases

     Delaware Valley leases the Delaware Valley Project pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley (and ARC LLC by virtue of a guaranty) become obligated to pay a contractually specified "stipulated loss" value that declines over time and was approximately $170.1 million as of December 31, 2004. Total net rent expense was $5.5 million for the year ended December 31, 2004.

     The Company also leases office space for its Montvale, New Jersey headquarters pursuant to an operating lease expiring in August 2007. As of December 31, 2004, total minimum net rental payments on these leases are as follows (in thousands):



2005                             $            14,566
2006                                          13,923
2007                                          14,049
2008                                          12,710
2009                                          28,809
Thereafter                                    70,502
                                 ----------------------
                                 $           154,559
                                 ======================


Capital Expenditures

     As of December 31, 2004, the Company has commitments for capital expenditures of approximately $10.8 million, all of which are expected to be incurred in 2005.

Other Matters

     The Company is involved in various claims or litigation in the ordinary course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a material adverse impact on the future results of operations, cash flows or financial position of the Company.

     The Company is required to provide financial assurance to government agencies under applicable environmental and procurement regulations relating to the landfill operations and waste disposal contract. Performance bonds to secure the obligations, of which $23.0 million in surety bonds was outstanding as of December 31, 2004, satisfy these financial requirements.


14.      Employee Compensation and Benefit Plans

     ARC LLC is the sponsor of the American Ref-Fuel Company Retirement Savings Plan (the Savings Plan), which covers substantially all employees of the Company. The Savings Plan, adopted July 1, 1988, as amended, incorporates a defined contribution account for each employee with deferred savings features permitted under Internal Revenue Code Section 401(k). Employees may make voluntary contributions to one or more of various investment funds through payroll deductions. The Company's matching contribution is defined as 50 percent of the first five percent of covered compensation contributed by the employee. In addition, the Company makes a basic contribution on an employee's behalf in an amount equal to three percent of an employee's regular earnings which are less than the Social Security Wage Base, plus six percent of an employee's regular earnings in excess of the Social Security Wage Base. Company contributions are directed to the investment funds in the same proportion as the employees have directed their voluntary contributions. Amounts contributed to the Savings Plan were approximately $1.8 million.

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Incentive Plans

     Ref-Fuel Holdings has granted certain appreciation rights and/or performance awards to its officers and certain key employees that were issued under three separate long-term incentive plans; the Amended and Restated Long-Term Incentive Plan (dated as of August 1998 and terminated October 2003, the Long-Term Compensation Plan (dated as of January 2001 and the Management Incentive Plan (dated as of January 2004). The incentive plans are administered by the compensation committee of the Board of Directors of Ref-Fuel Holdings. Awards under long-term incentive plans are based on the achievement of certain management objectives during each plan year. Awards under the long-term incentive plans mature in equal amounts of 25 percent in the current year and the three subsequent years.

     The Company recognized long-term incentive compensation expense of approximately $2.7 million during the year ended December 31, 2004. The Ref-Fuel Holdings' obligation under the long-term incentive plans is approximately $6.1 million of which approximately $2.7 million is included in other long-term liabilities with the remainder in current liabilities. The Ref-Fuel Holdings paid out approximately $3.4 million under these plans for the year ended December 31, 2004.

Employment Agreements

     Ref-Fuel Holdings has employment agreements with its seven officers. The agreements, which expire December 31, 2006, provides for annual base salaries, subject to annual review by the Board of Directors of Ref-Fuel Holdings. Each officer is also eligible to participate in cash based short-term and long-term bonus and incentive compensation arrangements, retirement plans and other arrangements that are generally provided to senior officers. If an officer's employment is terminated by Ref-Fuel Holdings "without cause" or for "good reason" (each defined in the agreement), such officer is entitled to an amount equal to the sum of two times the annual base salary, two times the average annual bonus for the three preceding years and prorated target cash bonus for the calendar year which includes the date of termination.

Stock Option Plan

On August 11, 2004, the Board of Directors of Holdings Corp., managing member of the Company, adopted the 2004 Stock Option Plan (the SOP), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of officers of Holdings Corp. and other senior management of Ref-Fuel Holdings to the interests of Holdings Corp. shareholders through the granting of options to purchase stock of Holdings Corp. Holdings Corp. is a privately held company. During 2004 Holdings Corp. granted 13,199 options to the executive officers of Ref-Fuel Holdings under the SOP. Options awarded under the SOP vest over a period of four years and expire ten years from the date of grant, unless a triggering event (as defined in the agreement) has not occurred during the option period.

On January 31, 2005, in conjunction with the Sale, as discussed in Note 16, the Board of Directors and optionees under the SOP adopted an Option Modification Agreement (OMA). Under the terms of the OMA, at the completion of the Sale, the SOP plan will be canceled in exchange for a cash payment. The cash payment is calculated as the value of all outstanding options granted or ungranted but authorized under the terms of the SOP, together with certain amounts due and anticipated under other long term compensation plans.

A summary of the Company's stock options for the year ended December 31, 2004, is as follows:

                                                         Shares      Weighted average
                                                                      exercise price
                                                     --------------- ----------------
Options outstanding:
Beginning of year                                                 -       $        -
Granted                                                      13,199         1,189.51
Exercised                                                         -                -
Forfeited or terminated                                           -                -
Purchased by MSW Merger                                           -                -
                                                     --------------- ----------------
End of year                                                  13,199       $ 1,189.51
                                                     =============== ================

Options exercisable at year end                                   -                -

Weighted average fair value of options granted
 during the year                                                          $   132.30

The fair value of each stock option granted during the year ended December 31, 2004 is an estimate on the date of grant that is calculated using the minimum value option pricing model with the following assumptions:

                                   Year Ended
                                     December
                                     31, 2004
                                   ------------
Expected life (years)                        3
Expected dividend                            -
Risk free interest rate                    3.9%

The Company applies the recognition provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for the stock option plan. Set forth as follows are the Company's net income presented both as reported and pro forma, as if compensation cost had been determined consistent with the provisions of FAS No. 123 for the year ended December 31, 2004 (in thousands):

                                                          Year Ended December 31, 2004
                                                          ----------------------------
Net income, as reported                                                       $18,947
Add:  stock-based compensation expense included in
 reported net income, net of taxes                                                  -
Less:  stock-based compensation expense included using
 fair value method, net of  taxes                                              (1,746)
                                                          ----------------------------
Pro forma net earnings                                                        $17,201
                                                          ============================

The effects of applying FAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

15.      Related Parties

     We are indirectly owned 60% by the DLJMB Funds and 40% by the AIG Highstar Funds. Our entire board has been designated by the DLJMB Funds and the AIG Highstar Funds.

     The DLJMB Funds are each managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc., an affiliate of Credit Suisse First Boston LLC (CSFB).

     Credit Suisse First Boston LLC (CSFB LLC) acted as the Company's financial advisor and was the initial purchaser of the Senior Notes. In addition, CSFB LLC committed to underwrite a bridge loan to the Company for the acquisition from Duke Energy in the event that the Company did not close the sale of the Senior Notes. Total fees paid to CSFB LLC for these services were $11.9 million of which $5.9 million is included in acquisition costs (as a

                   MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

component of the purchase price) and $6.0 million is included in deferred financing fees in the accompanying consolidated balance sheet at December 31, 2003.

     CSFB or its affiliates may in the future engage in investment banking and other services with us or our subsidiaries for which CSFB or its affiliates will receive customary fees. We will negotiate the compensation for these services at the time these services are provided. We expect the compensation to be customary in accordance with the type of the transaction and with fees previously paid to CSFB.

     The AIG Highstar Funds are each managed by AIG Global Investment Corp., an indirect subsidiary of American International Group, Inc. (AIG). Subsidiaries of AIG have issued existing insurance policies to us and to our subsidiaries, including American Ref-Fuel, for which the AIG insurance company subsidiaries receive customary annual premiums. The Insurance Company of Pennsylvania, an AIG subsididiary, has issued surety bonds on behalf of several of American Ref-Fuel affiliates, for which the Insurance Company of Pennsylvania receives customary annual premiums. In addition, insurance company subsidiaries of AIG may in the future provide insurance and surety bonds to us, our subsidiaries or Ref-Fuel Holdings or its subsidiaries. The Company paid approximately $2.5 million for such services for the year ended December 31, 2004.

     The accounts payable to related party balance at December 31, 2003 consists of reimbursable amounts due to Ref-Fuel Holdings for expenses paid on behalf of the Company. Such amounts were paid in February 2004.


16.      Supplemental Disclosure of Cash Flow Information

     Depreciation and amortization expense included in the Statements of Cash Flows for the year ended December 2004 consist of the following expenses (revenues) (in thousands):


                                                                            For the Year Ended      From Inception
                                                                                                 (August 20, 2003) to
       Asset / liability                   Statement of operations          December 31, 2004     December 31, 2003
--------------------------------   --------------------------------------- --------------------- ---------------------
Property, plant and equipment      Depreciation and amortization (1)       $            45,154    $                  -
Energy contracts                   Energy revenues                                      38,687                       -
Long-term waste contracts          Waste disposal and related services                  (5,787)                      -
Lease                              Operating expenses (rent expense)                    (1,099)                      -
Debt                               Interest expense                                     (8,404)                    138
                                   Waste disposal and related services
Deferred revenue                   and energy revenues                                     (94)                      -
                                                                           --------------------- ---------------------
 Total                                                                     $            68,457    $                138
                                                                           ===================== =====================

(1) Includes amortization of intangible assets

Noncash investing and financing activities:
Cash from the consolidation of Ref-Fuel Holdings at April 30, 2004         $            40,238    $                  -
Cash paid for interest                                                                  60,914                       -
Cash paid for taxes (net of refunds)                                                       460                       -
Contributions from member for taxes                                                     11,479                       -




17.      Subsequent Event (unaudited)

     DLJ Merchant Banking Partners and AIG Highstar Capital, L.P. announced on February 1, 2005 that they have signed a definitive agreement to sell Holdings Corp. to Danielson Holding Corporation (Danielson).

     Danielson will pay $740 million in cash for the equity of Holdings Corp. and will assume the consolidated net debt of Holdings Corp. Subject to receipt of regulatory approvals and required financing, the transaction is expected to close in the second quarter of 2005.

     In connection with the sale, costs relating to transaction expenses, severance, employment contracts, the OMA, Long-Term Incentive Plans, housing subsidies, lease termination and other related items are estimated to be between $50 million and $70 million.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

     None.

Item 9A.  Controls and Procedures

MSW Energy Holdings II and Subsidiaries

As of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of its disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2004.

PART III

Item 10.  Directors and Executive Officers of the Registrant

MSW Energy Holdings II

The following table gives the name, age and position of each of our officers and members of our Board of Directors as of December 31, 2004. Each of the directors, other than Mr. Panaccione, is also a director of Ref-Fuel Holdings and American Ref-Fuel.

 Name                           Age    Position
 ----------------------         ----   ------------------------------------
 Marc C. Baliotti                34    Director
 Daniel H. Clare                 33    Director
 Thompson Dean                   46    Director
 OhSang Kwon                     36    Director
 Michael J. Miller               46    Director
 Andrew T. Panaccione            43    Director
 John Stokes                     53    Director
 Steven Webster                  52    Director
 John T. Miller                  58    Chief Executive Officer and Advisory
                                       Director(1)
 Michael J. Gruppuso             43    Chief Financial Officer, Vice
                                       President and Secretary(2)

(1) John T. Miller became Chief Executive Officer effective December 12, 2003. Prior to that date Michael J. Miller served in that capacity.

(2) Michael J. Gruppuso became Chief Financial Officer, Vice President and Secretary effective December 12, 2003. Prior to that date Daniel H. Clare served as Chief Financial Officer and Treasurer until July 30, 2003 and William Whitman served as Chief Financial Officer and Treasurer from July 30, 2003 until December 12, 2003. Mr. Clare served as Secretary until December 12, 2003.

     Marc C. Baliotti is one of our directors. He joined AIG Global Investment Corp. in April 2002 and is a Principal of AIG Highstar II GP, L.P. Mr. Baliotti previously worked as a consultant to Advanstar Communications Inc. from April 2001 to April 2002, as a Vice President with Bluevector, LLC (private equity affiliate of marchFIRST) from April 2000 to April 2001 and as an Associate with Donaldson Lufkin & Jenrette in its Merchant Banking Group from September 1997 to

April 2000. Mr. Baliotti is a graduate of the United States Naval Academy and received an M.B.A. from Villanova University while on active duty in the U.S. Navy.

     Daniel H. Clare has served as a director of Ref-Fuel Holdings and has also served as one of our directors, and as a director of MSW Energy Holdings and MSW Energy Holdings II since December 2003. He also serves as a direct of Seabulk International, Inc. He is currently as Vice President of Credit Suisse First Boston LLC in the Merchant Banking Group and a Principal of DLJMBP. Mr. Clare joined CSFB as an Associate in its Private Equity Division in 1999. He previously worked in the investment banking division of Goldman, Sachs & Company and as a consultant at Bain & Company, Inc. Mr. Clare holds an M.B.A. degree from Harvard Business School and is a graduate of Haverford College.

     Thompson Dean has served as a director of Ref-Fuel Holdings since July 2004 and has also served as one of our directors, and as a directory of MSW Energy Holdings and MSW Energy Holdings II since July 2004. He is the Head of Leveraged Corporate Private Equity, Managing Partner and Investment Committee Chairman of DLJ Merchant Banking Partners (DLJMBP). Mr. Dean joined DLJMBP in 1988 and became the Managing Partner in 1995. Following the merger of DLJ and CSFB, he became the Head of Leveraged Corporate Private Equity, responsible for CSFB's worldwide leverage buyout business. Mr. Dean serves as Managing Partner of DLJ Merchant Banking Partners I, L.P., DLJMBP II, DLJMBP III and DLJ Growth Capital Partners, and as Chairman of the respective Investment Committees. Prior to joining DLJ, he was a Vice President in the Special Finance Group (Leveraged Transactions) at Goldman, Sachs and Co. Mr. Dean is the Chairman of the Board of DeCrane Aircraft Holdings, Inc., Jostens Holding Corp., Mueller Holdings (N.A.) Inc. And Nycomed Holdings, is a director of Merrill Corporation and Safilo S.p.A. He is also a director of the Lenox Hill Neighborhood Association, and serves on various committees for The Society of Memorial Sloan Kettering, The Museum of the City of New York, The Boys Club of New York and the University of Virginia.

     Michael J. Gruppuso is our Chief Financial Officer, Vice President and Secretary. He has served as Vice President and Chief Financial Officer of ARC Management Company since March 2002. Mr. Gruppuso joined ARC Management Company in 1991 and served in several financial and managerial positions, most recently Corporate Controller. Mr. Gruppuso also serves as Chief Financial Officer of MSW Energy Holdings II and MSW Energy Holdings. Prior to joining ARC Management Company, Mr. Gruppuso was employed by KTI Energy, Inc. from 1985 to 1991, an owner of WTE projects, where he served as Vice President, Finance. Prior to KTI, he was a Senior Tax Consultant for Ernst & Young from 1983 to 1985. Mr. Gruppuso received a Bachelor of Science in Finance and Accounting from New York University in 1983.

     OhSang Kwon has served as a director of Ref-Fuel Holdings and has also served as a director of MSW Energy Holdings and MSW Energy Holdings II since December 2003. He is currently a director of Credit Suisse First Boston, LLC and a Partner of DLJMP and a Vice President of DLJMBP prior to that. From May 1997 to February 2000, he was an Associate with DLJ Securities Corporation, and he became a Vice President of DLJ Securities Corporation in February 2000. From October 1996 to May 1997, he was an Associate at Davis, Polk &Wardell. Prior to that, he was a law clerk for the Hon. William C. Conner in the United States District Court for the Southern District of New York. He is a director of Advanstar Communications, Inc.

     John T. Miller is our Chief Executive Officer. He has served as Chief Executive Officer of ARC Management Company since November 2001. As Chief Executive Officer, Mr. Miller is responsible for the overall management and direction of American Ref-Fuel. Mr. Miller joined American Ref-Fuel in March 1998 as Vice President and Chief Financial Officer. Mr. Miller also serves as President and Chief Executive Officer fo MSW Energy Holdings I and II. Before joining ARC Management Company, Mr. Miller was employed by E-Z Serve Corporation, a gasoline retailer and convenience store operator, where he served as Chief Financial Officer. His duties there included a key role in the company's spin-off as a separate publicly traded company, and the subsequent negotiation of four acquisitions and related financings that added more than $100 million of enterprise value. Prior to his role at E-Z Serve, Mr. Miller was employed by Gotco Ltd. (4 years); Gulf Oil Corporation (11 years) and Ernst & Young (4 years). Mr. Miller attended John Carroll University in Cleveland, Ohio, where he received a Bachelor of Science degree in Business Administration. He attended the U.S. Army Officer Candidate School in Virginia and served as a Commissioned Officer for two years.

     Michael J. Miller is one of our directors. He joined AIG Global Investment Corp. in December 2001 and is a Managing Director of AIG Highstar II GP, L.P. Mr. Miller previously worked as a Vice President with Enron North America (ENA) from February 1997 to April 2001 and as a Vice President with Enron Corp. from April 2001 to December 2001. At ENA, Mr. Miller led a group that developed and constructed over 3,000 megawatts of electric generation projects throughout the eastern United States. Mr. Miller, who received his B.S. from Rensselaer Polytechnic Institute and his M.B.A. from the University of Chicago, holds the Certified Financial Analyst designation.

     Andrew T. Panaccione is our independent director and the President of Entity Services Group, LLC. We are required to include an independent director on our Board of Directors in order to meet rating agency requirements. Mr. Panaccione also serves as the independent director of MSW Energy II. Before joining Entity Services Group in 1993, Mr. Panaccione worked for over seven years in the commercial real estate field. Prior to that, Mr. Panaccione was an auditor for Arthur Andersen. Mr. Panaccione graduated cum laude from the University of Delaware with a Bachelor of Science degree in accounting.

     John Stokes has served as one of our directors and as a director of Ref-Fuel Holdings, MSW Energy Holdings and MSW Energy Holdings II, since April 30, 2004. He joined AIG Global Investment Corp. in March 2004, and is a Managing Director of AIG Highstar II GP, L.P. Mr. Stokes worked as a consultant to AIG Global Investment Corp. from February 2002 until he became an employee in March 2004. From September 1998 until December 2001, Mr. Stokes was President and Chief Executive Officer of Azurix North America, a fully integrated proved of water and wastewater services to municipal, industrial, and private customers throughout the United States and Canada. From August 1997 to September 1998, Mr. Stokes was President and Chief Executive Officer of Electric Lite, Inc., a pioneer in the retail-level marketing of electric power. Prior to joining Electric Lite, Inc., Mr. Stokes held various positions with Enron Corp., ESI Energy, Inc. (a subsidiary of FPL Group), and Florida Power & Light Co. He holds a B.S. in Mechanical Engineering from Clemson University and an M.B.A. from the University of Miami.

     Steven Webster has served as a director of Ref-Fuel Holdings since July 2004 and has also served as one of our directors, and as a directory of MSW Energy Holdings and MSW Energy Holdings II since July 2004. He is Chairman of Global Energy Partners, a merchant banking affiliate of CSFB Private Equity that makes investments in energy companies and has served in that capacity since 2000. From 1998 to 1999, Mr. Webster served as Chief Executive Officer and President of R&B Falcon Corporation, and from 1988 to 1997, Mr. Webster served as Chairman and Chief Executive Officer of Falcon Drilling Corporation, both offshore drilling contractors. Mr. Webster is on the board of Directors of Brigham Exploration Company, Carrizo Oil & Gas, Inc., Goodrich Petroleum Corporation, Grey Wolf Inc. Camden Property Trust Crown Resources Corporation, Geokinetics, Inc. and Seabulk International, Inc. Mr. Webster also serves on the Boards of several privately held companies primarily in the energy industry. In addition, Mr. Webster serves as Chairman of Carrizo Oil & Gas Crown Resources and BASIC Energy Services, Inc., a privately held oil and gas service company. Mr. Webster is the founder and an original shareholder in Falcon Drilling Company, Inc., a predecessor to Transocean, Inc., and is a co-founder and original shareholder of Carrizo Oil & Gas, Inc. Mr. Webster holds a B.S.I.M. from Purdue University and an M.B.A. from Harvard Business School. Mr. Webster serves on the Dean's Advisory Board for Purdue.

Audit Committee

     This committee oversees the financial reporting process; reviews the annual and quarterly financial statements; recommends to the full board the appointment of the independent accountants and evaluates their performance and fees charged; meets with the independent accountants and with appropriate financial personnel regarding corporate financial reporting, accounting procedures and controls, and the scope of independent audits; and evaluates officers' compliance with ethics policies, national and state laws and regulations related to securities, criminal conduct and the environment. Messrs. Michael Miller, Kwon and Clare are the members of the Audit Committee, and Mr. Miller is its chair. The Board of Directors has determined that Mr. Miller is a financial expert (as defined by the Securities and Exchange Commission).

     MSW Energy Holdings II has adopted a Code of Ethics which applies to the chief executive officer, principal financial and accounting officers of MSW Energy Holdings II. The Code of Ethics may be accessed at the MSW Energy Holdings website at http:// www.mswenergy.com. Printed copies may be obtained without charge by writing to the Corporate Secretary, MSW Energy Holdings II LLC, 155 Chestnut Ridge Road, Montvale, NJ 07645.

     Amendments to the Code or waivers of the Code as required by Regulation S-K, Item 406 will be posted on the website referred to above.

Item 11.  Executive Compensation

     None of our directors or officers, all of whom are employed by Ref-Fuel Holdings, AIGGIC or CSFB Private Equity or their affiliates, are separately compensated by us for their service as directors and officers.

     We pay an annual fee of approximately $2,500 to Entity Services Group, LLC for the services of Mr. Panaccione, our independent director. In addition, pursuant to a consulting agreement dated July 30, 2003, we paid Mr. Whitman, who was our Chief Financial Officer for a portion of the year 2003, a monthly fee of $12,500 for his advisory and consulting services during 2003. Mr. Whitman's consulting agreement is no longer in effect.
The Company's executive officers are not separately compensated for their services as officers of the Company. They are, however, compensated for their services as officers of Ref-Fuel Holdings. The compensation paid by Ref-Fuel Holdings to its executives is comprised of three elements: base salary, annual cash bonus and long-term incentive compensation.

     Executive Compensation

      The following table sets forth compensation paid to or earned by the Chief Executive Officer and the other four most highly compensated executive officers for services rendered to Ref-Fuel Holdings during 2004:


                               Annual Compensation
                               -------------------

                                                                                                         LTIP

     Name and Principal Position                       Salary       Bonus (1)       Other Annual       Payouts (3)
                                                                                      Comp (2)
     John Miller                                       $377,727       $455,097          $149,773       $ 225,700
       Chief Executive Officer

     Michael Gruppuso                                  $195,692       $98,342           $71,954          $90,899
       VP and Chief Financial Officer

     Michael DeCastro                                  $219,135       $110,123          $32,313          $90,899
       VP, Operations of ARC

     Sean Burke                                        $209,962       $93,225           $70,693          $88,950
       VP, Organization and Development of ARC

     Lynn Johnston                                     $193,654       $91,868           $28,970          $79,575
       VP, Business Development of ARC


     (1) - Bonus represents earned in 2004 and paid in February 2005.

     (2) - For Mssrs. Miller, Gruppuso, and Burke, the amounts include $80,580, $42,660 and $47,400, respectively of relocation subsidy payable in conjunction with the relocation of the Ref-Fuel Holdings corporate offices to New Jersey in 2002. The remaining amounts for all of the executive officers include other perquisites and retirement savings plan contributions that did not exceed, in the aggregate for the individual officers, the minimum reportable amount.

     (3) - Represents amounts paid in 2004. Amounts awarded for 2004 appear in the table below. Ref-Fuel Holdings and its subsidiaries have granted certain performance awards to its executive officers and certain key employees that were issued under Long Term Incentive Plans (LTIP). The LTIP is administered by the Compensation Committee of the Board of Directors of Ref-Fuel Holdings. Awards under the LTIP are based on the achievement of certain management objectives during the plan year, and mature in equal amounts of 25% each plan year.

     Long-Term Incentive Plans Awards in 2004

                                                                     Amount
                                                                  Payable Under
                                                                    the Award

    Name                               Maturity Date (1), (2)

    John Miller                        2008                         $250,857
                                       2007                         $250,857
                                       2006                         $250,857
                                       2005                         $250,857
    Michael Gruppuso                   2008                         $102,624
                                       2007                         $102,624
                                       2006                         $102,624
                                       2005                         $102,624
    Michael DeCastro                   2008                         $102,624
                                       2007                         $102,624
                                       2006                         $102,624
                                       2005                         $102,624
    Sean Burke                         2008                         $87,420
                                       2007                         $87,420
                                       2006                         $87,420
                                       2005                         $87,420
    Lynn Johnston                      2008                         $68,416
                                       2007                         $68,416
                                       2006                         $68,416
                                       2005                         $68,416


     (1) LTIP amounts are determined by multiplying the Net Distributable Cash Flow (as defined in the agreement) for each year by the participants designated percentage.

     (2) LTIP awards vest and are payable in four equal annual installments.

     Employment Agreements.

     The Chief Executive Officer and each of the Named Executive Officers have employment agreements in place with ARC which expire on December 31, 2006. Under the terms of the employment agreements, if an officer's employment is terminated by ARC without Cause, or by the employee for Good Reason (as defined in the employment agreement), ARC is obligated to continue to pay the executive's base salary and average bonus for two years after the date of termination as well as continue to pay unvested amounts due under the LTIP. ARC is also obligated to provide all health and welfare benefits to the executives for the two year severance period.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

MSW Energy Holdings II

     The following table sets forth information with respect to the beneficial ownership of our membership interests as of March 1, 2005 by:

o each person known to own beneficially more than 5% of our membership interests;

o    each of our directors and executive officers; and

o    all of our directors and executive officers as a group.

     The amounts and percentages of membership interests beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a "beneficial" owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

     Each of our two beneficial owners listed has, to our knowledge, sole voting and investment power with respect to all of our membership interests.


                                                                                           Beneficial Ownership of
                                                                                             MSW Energy Holdings II
                                                                                        -----------------------------
                                                                                           Percentage of Outstanding
Name of Beneficial Owner                                                                    Membership Interests
-----------------------------------------------------------                             ----------------------------
DLJ Merchant Banking Partners III, L.P. and affiliated funds (1)                                      60%
AIG Highstar Capital II, L.P. and affiliated funds (2)                                                40%



Directors:
   Marc C. Baliotti(4)                                                                                 --
   Daniel H. Clare(3)                                                                                  --
   Thompson Dean(3)                                                                                    --
   OhSang Kwon(3)                                                                                      --
   Steven A. Webster(3)                                                                                --
   Michael J. Miller(4)                                                                                --
   John M. Stokes(4)                                                                                   --
Officers:
   John T. Miller(5)                                                                                   --
   Michael J. Gruppuso(5)                                                                              --



(1) DLJ Merchant Banking Partners III, L.P.'s business address is 11 Madison Avenue, New York, New York 10010.

(2) AIG Highstar Capital II, L.P. business address is 599 Lexington Avenue, New York, New York 10022.

(3) Messrs. Clare, Dean, Kwon and Webster are affiliated with DLJ Merchant Banking Partners III, L.P. Membership interests shown for Messrs. Clare, Dean, Kwon and Webster excludfe membership interests shown as held by DLJ Merchant Banking Partners, L.P. to which Messrs. Clare, Dean, Kwon and Webster disclaim beneficial ownership. The business address of each of Messrs. Clare, Dean, Kwon and Webster is c/o DLJ Merchant Banking Partners III, L.P., II Madison Avenue, New York, New York 10010.

(4) Messrs. Baliotti, M. Miller and Stokes are affiliated with AIG Highstar Capital II, L.P. Membership interests shown for Messrs. Baliotti, M. Miller and Stokes exclude membership interests shown as held by AIG Highstar Capital II, L.P. as to which Messrs. Baliotti, M. Miller and Stokes disclaim beneficial ownership. The business address of each of Messrs. Baliotti, M. Miller and Stokes is c/o AIG Global Investment Corp., 599 Lexington Avenue, New York, New York 10022.

(5) The business address of Mr. J. Miller and Mr. Gruppuso is c/o American Ref-Fuel LLC, 155 Chestnut Ridge Rd., Montvale, New Jersey 07645.

Item 13.  Certain Relationships and Related Transactions

     We are indirectly owned 60% by the DLJMB Funds and 40% by the AIG Highstar Funds. Our entire board has been designated by the DLJMB Funds and the AIG Highstar Funds.

     The DLJMB Funds are each managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc., an affiliate of Credit Suisse First Boston LLC (CSFB).

     Credit Suisse First Boston LLC (CSFB LLC) acted as the Company's financial advisor and was the initial purchaser of the Senior Notes. In addition, CSFB LLC committed to underwrite a bridge loan to the Company for the acquisition from Duke Energy in the event that the Company did not close the sale of the Senior Notes. Total fees paid to CSFB LLC for these services were $11.9 million of which $5.9 million is included in acquisition costs (as a component of the purchase price) and $6.0 million is included in deferred financing fees in the accompanying consolidated balance sheet at December 31, 2003.

     CSFB or its affiliates may in the future engage in investment banking and other services with us or our subsidiaries for which CSFB or its affiliates will receive customary fees. We will negotiate the compensation for these services at the time these services are provided. We expect the compensation to be customary in accordance with the type of the transaction and with fees previously paid to CSFB.

     The AIG Highstar Funds are each managed by AIG Global Investment Corp., an indirect subsidiary of American International Group, Inc. (AIG). Subsidiaries of AIG have issued existing insurance policies to us and to our subsidiaries, including American Ref-Fuel, for which the AIG insurance company subsidiaries receive customary annual premiums. The Insurance Company of Pennsylvania, an AIG subsidiary, has issued surety bonds on behalf of several of American Ref-Fuel affiliates, for which the Insurance Company of Pennsylvania receives customary annual premiums. In addition, insurance company subsidiaries of AIG may in the future provide insurance and surety bonds to us, our subsidiaries or Ref-Fuel Holdings or its subsidiaries. The Company paid approximately $2.5 million for such services for the year ended December 31, 2004.

     On August 11, 2004, the Board of Directors of Holdings Corp., managing member of the Company, adopted the 2004 Stock Option Plan (the SOP), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of officers of the Holdings Corp. and other senior management of Ref-Fuel Holdings to the interests of Holdings Corp. shareholders through the granting of options to purchase stock of Holdings Corp. Holdings Corp. is a privately held company. During 2004 Holdings Corp. granted 13,199 options to the executive officers of Ref-Fuel Holdings under the SOP. Options awarded under the SOP vest over a period of four years and expire ten years from the date of grant, unless a triggering event (as defined in the agreement) has not occurred during the option period.

     On January 31, 2005, in conjunction with the agreement for Danielson to acquire the Holdings Corp. (the Sale); the Board and optionees adopted an Option Modification Agreement (OMA). Under the terms of the OMA, at the completion of the Sale, the SOP plan will be canceled in exchange for a cash payment. The cash payment is calculated as the value of all outstanding options granted or ungranted but authorized under the terms of the SOP, together with certain amounts due and anticipated under the LTIP.

Item 14.  Principal Accountant Fees and Services

     The following table sets forth the fees billed or expected to be billed by the independent accountants to the company(in thousands).

Fees Billed                            December 31, 2004      December 31, 2003
                                       -----------------      -----------------
Audit fees                                       $627                   $204
Audit-related fees                                 70                    327
Tax fees                                           73                      -
All other fees                                     11                      -
                                         ---------------        ---------------
Total fees                                       $781                   $531
                                         ===============        ===============

     Audit Fees are those fees for professional services rendered in connection with: the audit of the Company's consolidated financial statements for the fiscal period ended December 31, 2004 and December 31, 2003; the review of the Company's quarterly consolidated financial statements on Form 10-Qs that are customary under auditing standards generally accepted in the United States; Audit-related fees are those associated with the Company's debt offering and Form S-4 filing to register the Senior Notes. It is expected that PricewaterhouseCoopers LLP will provide similar nonaudit services during fiscal 2005. The Audit Committee reviewed and approved in advance the audit and nonaudit services rendered by PricewaterhouseCoopers LLP during fiscal 2004 and has considered and concluded that the provision of the nonaudit services is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Part IV

Item 15.  Financial Statement Schedules and Exhibits

     (a) Financial Statement Schedules

     Schedules not listed above have been omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto.

     (b) Exhibits

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

     4.7 Deposit Agreement, dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent.*

     4.8 Purchase Agreement, dated as of November 7, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

     10.1 Second Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2004, by and between MSW Energy Holdings II LLC, UAE Ref-Fuel II Corp., MSW Hudson LLC and Duke Energy Erie LLC, as amended. *

     10.2 Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC) and Duke/UAE Holdings LLC.*

     10.3 Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*

     10.4 Ref-Fuel Holdings LLC Management Incentive Plan.** t

     10.5 American Ref-Fuel Holdings Corp. (formerly United American Energy Holdings Corp.) 2004 Stock Option Plan.** t

     10.6 Employment Agreement dated August 11, 2004, between American Ref-Fuel Company LLC and John T. Miller (the other officer employment agreements are indentical to this agreement except for the compensation amounts).**t

     12   Statement re Computation of Ratio of Earnings to Fixed Charges.

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

     31(c) 15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance
           Co. II, Inc.

     31(d) 15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance
           Co.II, Inc.

     32(a) Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings II LLC.

     32(b) Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co. II, Inc.

     99 Additional Exhibits-Ref-Fuel Holdings LLC and Subsidiaries Consolidated Financial Statements

*    Incorporated by Reference to Registration Statement No. 333-112640.

** Incorporated by Reference to Annual Report on Form 10-K filed on March 17, 2005.

t    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings II LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MSW ENERGY HOLDINGS II LLC

                                        By: /s/ Anthony J. Orlando
                                            ----------------------
                                            Anthony J. Orlando
                                            Chief Executive Officer

                                        Date: January 27, 2006
                                              -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



               Signature                                 Title                        Date
---------------------------------       -----------------------------------     ----------------------
                                         Chief Executive Officer (Principal     January 27, 2006
/s/ Anthony J. Orlando                   Executive Officer) and Director
---------------------------------
          Anthony J. Orlando

                                         Chief Financial Officer (Principal     January 27, 2006
/s/ Craig D. Abolt                       Financial and Accounting Officer) and
---------------------------------        Director
          Craig D. Abolt

                                         Director                               January 27, 2006
/s/ Timothy J. Simpson
---------------------------------
          Timothy J. Simpson

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co. II, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MSW ENERGY FINANCE CO. II, INC.

                                       By: /s/ Anthony J. Orlando
                                           ----------------------
                                           Anthony J. Orlando
                                           President and Chief Executive Officer

                                       Date: January 27, 2006
                                             -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


               Signature                                 Title                        Date
---------------------------------       -----------------------------------     ----------------------

                                         President and Chief Executive          January 27, 2006
/s/ Anthony J. Orlando                   Officer (Principal Executive Officer)
---------------------------------        and Director
          Anthony J. Orlando

                                         Chief Financial Officer (Principal     January 27, 2006
/s/ Craig D. Abolt                       Financial and Accounting Officer) and
---------------------------------        Director
          Craig D. Abolt

                                         Director                               January 27, 2006
/s/ Timothy J. Simpson
---------------------------------
          Timothy J. Simpson


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

     4.7 Deposit Agreement, dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent.*

     4.8 Purchase Agreement, dated as of November 7, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.*

     10.1 Second Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2004, by and between MSW Energy Holdings II LLC, UAE Ref-Fuel II Corp., MSW Hudson LLC and Duke Energy Erie LLC, as amended. *

     10.2 Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC) and Duke/UAE Holdings LLC.*

     10.3 Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.*

     10.4 Ref-Fuel Holdings LLC Management Incentive Plan.** t

     10.5 American Ref-Fuel Holdings Corp. (formerly United American Energy Holdings Corp.) 2004 Stock Option Plan.** t

     10.6 Employment Agreement dated as of August 11, 2004, between American Ref-Feul Company LLC and John T. Miller (the other officer employment agreements are identical to this agreement except for the compensation amounts).**t

     12   Statement re Computation of Ratio of Earnings to Fixed Charges.

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

     31(c) 15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance
           Co. II, Inc.

     31(d) 15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance
           Co.II, Inc.

     32(a) Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings II LLC.

     32(b) Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co. II, Inc.

     99 Additional Exhibits-Ref-Fuel Holdings and Subsidiaries Consolidated Financial Statements


*    Incorporated by Reference to Registration Statement No. 333-112640.

** Incorporated by Reference to Annual Report on Form 10-K filed on March 17, 2005.

t    Management contract or compensatory plan or arrangements.