Form 10-K
period 2005-12-31
MSW ENERGY FINANCE CO II INC; MSW ENERGY HOLDINGS II LLC
filed 2006-03-15
CIK 1276517, 1276518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

0001276518	MSW Energy Holdings II LLC	Delaware	13-3213489
0001276517	MSW Energy Finance Co. II, Inc.	Delaware	20-0400947
Commission File Number	(Exact name of each registrant as specified in its charter)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
c/o Covanta Holding Corporation
40 Lane Road
Fairfield, New Jersey 07004
Phone No. 973-882-9000
(Address, including zip code, and telephone number, including area code, of the registrants’ principal executive offices)
[None]
(Former name, former address and former fiscal year, if changed since last report)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: N/A
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: N/A
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☑          No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
MSW Energy Holdings II LLC:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
MSW Energy Finance Co. II, Inc:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

MSW Energy Holdings II LLC: Yes ☐ No ☑	MSW Energy Finance Co. II, Inc: Yes ☐ No ☑
As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was:     $0
Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as March 3, 2006.
MSW Energy Holdings II LLC:     None  MSW Energy Finance Co. II, Inc: 100 shares of Common Stock
Documents Incorporated by Reference:     None
MSW Energy Holdings II LLC and MSW Energy Finance Co. II Inc. meet the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of MSW Energy Holdings II LLC and its subsidiaries (collectively the “Company”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2005 and in other securities filings by the Company.
      Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.
AVAILABILITY OF INFORMATION
      You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material also can be obtained at the SEC’s website, www.sec.gov or by mail from the public reference room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. These SEC filings are also available to the public, free of charge, on the Company’s website at www.mswenergy.com, as soon as reasonably practicable after the Company files such material with or furnishes it to the SEC.
Covanta Holding Corporation
      Covanta Holding Corporation (“Covanta”), the Company’s indirect and ultimate parent, also files with the SEC, and its periodic reports and other information can be read at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material also can be obtained at the SEC’s website, www.sec.gov, or by mail from the public reference room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Covanta’s SEC filings are also available to the public, free of charge, on its corporate website, www.covantaholding.com as soon as reasonably practicable after Covanta files such material with or furnishes it to the SEC. Covanta’s common stock is traded on the New York Stock Exchange. Material filed by Covanta can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, NY 10005.
Covanta ARC Holdings, Inc.
      Covanta ARC Holdings, Inc. (“ARC Holdings”) is a wholly-owned subsidiary of Covanta Energy Corporation and does not file periodic reports or other information with the SEC. However, its subsidiaries MSW Energy Holdings LLC and MSW Energy Holdings II LLC file periodic reports and other information with the SEC. Such reports and other information filed by these entities with the SEC can be read and copied at the public reference room of the SEC at the address set forth above. Copies of such material can also be obtained at the SEC’s website, www.sec.gov, or by mail from the public reference room of the SEC, at prescribed rate. Please call the SEC at the number set forth above for further information on the Public Reference Room. Historical information on these entities is also available to the public on Covanta’s corporate website at www.covantaholding.com.

Part I

Item 1.	Business
Overview
      MSW Energy Holdings II LLC (“MSW Energy Holdings II”) and its wholly-owned subsidiary MSW Energy Finance Co. II, Inc. (“MSW Energy Finance II”), a Delaware corporation, were formed for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC (“MSW Merger”), the Company’s then indirect parent, with and into Covanta ARC Holdings Inc. (“ARC Holdings,” formerly known as American Ref-Fuel Holdings Corp.) (the “Merger”). After the Merger, Covanta Ref-Fuel II Corp. (“Covanta Ref-Fuel II,” formerly known as Ref-Fuel II Corp.), a Delaware corporation, an indirect subsidiary of ARC Holdings, became a subsidiary of MSW Energy Holdings II. The Merger was completed on December 12, 2003, and after the completion of the Merger, MSW Energy Holdings II held a direct 49.9% capital interest in Covanta Ref-Fuel Holdings LLC (“Covanta Ref-Fuel”) and wholly-owned Covanta Ref-Fuel II, which owned a 0.1% capital interest in Covanta Ref-Fuel. Both interests were contributed to MSW Energy Holdings II by ARC Holdings.
      Covanta Ref-Fuel owns 100% of Covanta ARC LLC, formerly American Ref-Fuel Company LLC (“Covanta ARC”). Covanta ARC, through subsidiaries, owns and operates six waste-to-energy (“WTE”) facilities in the northeast United States. From inception (August 20, 2003) through December 12, 2003, MSW Energy Holdings II did not have any operations, other than incurring interest on its debt.
      On April 30, 2004, MSW Energy Holdings II’s indirect owner, ARC Holdings entered into a series of transactions (“Equalization Transactions”) which changed its ownership structure. As a result, ARC Holdings was owned 60% by several private equity funds (the “DLJMB Funds”), each of which was managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (“CSFB Private Equity”), and 40% by several investment funds (the “Highstar Funds”) managed by AIG Global Investment Corp. (“AIGGIC”).
      Also as a result of the Equalization Transactions, MSW Energy Holdings LLC (“MSW Energy Holdings”), which held a 49.8% membership interest in Covanta Ref-Fuel, was owned (i) 60% by MSW Acquisition LLC, an affiliate of CSFB Private Equity, (ii) 39.99% collectively by entities managed by AIGGIC, and (iii) 0.01% by ARC Holdings, who was named the managing member.
      The Equalization Transactions resulted in the DLJMB Funds collectively owning a 60% indirect interest in MSW Energy Holdings II and the Highstar Funds collectively owning a 40% indirect interest in MSW Energy Holdings II.
      After the Equalization Transactions, ARC Holdings controlled the operations of Covanta Ref-Fuel as 99.8% of the interests in Covanta Ref-Fuel were owned by the Company and MSW Energy Holdings. As a result, the Company gained effective control of Covanta Ref-Fuel, and has therefore consolidated its results of operations and cash flows for the periods from May 1, 2004, and the balance sheet as of April 30, 2004. Prior to September 30, 2005, the minority interests shown relate to MSW Energy Holdings’ 49.8% and Duke Energy Corporation’s (“Duke”) 0.2% interest in Covanta Ref-Fuel. On September 30, 2005, MSW Energy Holdings acquired Duke’s 0.2% share in Covanta Ref-Fuel, and as a result, the minority interest from September 30, 2005 on relates only to the ownership of MSW Energy Holdings.
      On August 31, 2004, ARC Holdings, the DLJMB Funds and the Highstar Funds effected a series of transactions that resulted in ARC Holdings becoming the 100% indirect parent of MSW Energy Holdings (“August 31 Transactions”).
      Effective June 24, 2005, Covanta Holding Corporation (“Covanta”), formerly Danielson Holding Corporation, a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation (“Covanta Energy”), a Delaware corporation, acquired all of the issued and outstanding shares of capital stock of ARC Holdings (the “Acquisition”). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among Covanta, ARC Holdings and the stockholders of ARC Holdings (the “Purchase Agreement”). As a result of the Acquisition, Covanta, through Covanta Energy, owns 100% of the voting securities of ARC Holdings.
      Covanta Energy paid approximately $747 million including transaction costs for the shares of ARC Holdings and assumed the consolidated net debt of ARC Holdings, which was approximately $1.3 billion as of June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash). Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting,” the Company’s financial statements reflect the effects of its change in ownership and the new owner’s basis in the net assets and liabilities acquired. As a result, the Company’s balance sheet at December 31, 2004 and the statements of operations and the statements of cash flows for the period from January 1 through June 24, 2005, and the period from inception ended December 31, 2003 reflect the results of the Company prior to purchase accounting adjustments and the balance sheet at December 31, 2005 and the statement of operations and statement of cash flows for the period from June 25 to December 31, 2005, reflect the impact of preliminary purchase accounting adjustments arising from the Acquisition.
DESCRIPTION OF MSW ENERGY HOLDINGS II’S BUSINESS
      Covanta ARC owns partnerships that develop, own and operate waste-to-energy (“WTE”) facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, Covanta ARC owns or controls six waste-to-energy facilities located in the northeastern United States (the “ARC operating facilities”). The subsidiaries of Covanta ARC that operate the ARC operating facilities (the “ARC operating companies”) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by the ARC operating facilities. ARC operating subsidiaries include: (a) Covanta ARC Company, formerly known as American Ref-Fuel Company (“Ref-Fuel Management”); (b) TransRiver Marketing Company, L.P. (“TransRiver”); (c) Covanta Company of Hempstead, formerly known as American Ref-Fuel Company of Hempstead (“Hempstead”); (d) Covanta Essex Company, formerly known as American Ref-Fuel Company of Essex County (“Essex”); (e) Covanta Southeastern Connecticut Company, formerly known as American Ref-Fuel Company of Southeastern Connecticut (“Seconn”); (f) Covanta Niagara, L.P., formerly known as American Ref-Fuel Company of Niagara, L.P. (“Niagara”); (g) Covanta Company of Semass, L.P., formerly known as American Ref-Fuel Company of Semass, L.P. (“Ref-Fuel Semass”); (h) Covanta of Semass, L.P., formerly known as American Ref-Fuel Operations of Semass, L.P. (“Semass Operator”); and (i) Covanta Delaware Valley, L.P., formerly known as American Ref-Fuel Company of Delaware Valley, L.P. (“Delaware Valley”). The following represents information about the ARC operating facilities:

		Design Capacity		Contract Expiration Date

		Waste		Service
		Disposal	Gross Electric	Agreements/Disposal	Energy
Operating Facility	Location	(tons per day)	(megawatts)	Contracts	Contracts

Hempstead	Hempstead, NY	2,671	75	2009	2009
Essex	Newark, NJ	2,700	64	2020	2021
Seconn	Preston, CT	689	17	2015	2017
Niagara	Niagara Falls, NY	2,250	50	N/A	2014
Semass	Rochester, MA	2,700	78	N/A	2015
Delaware Valley	Chester, PA	2,688	87	2017	2016

      Covanta ARC indirectly owns 100% of the ARC operating companies, except for Semass Partnership (which owns the Semass facility), of which American Ref-Fuel indirectly owns 90%. Covanta ARC also owns TransRiver, a waste procurement company. In addition to providing waste procurement services to Covanta ARC, TransRiver owns a 885-ton-per-day transfer station in Lynn, Massachusetts.
      Each of the ARC operating companies has outstanding indebtedness. The majority of this indebtedness is evidenced by tax-exempt bonds and is collateralized by the ARC operating facilities and substantially all assets of the ARC operating companies. Covanta ARC also has outstanding indebtedness. Substantially all distributions to Covanta ARC from the ARC operating companies, after the payment of expenses and debt service on ARC operating company-level indebtedness, are subject to the satisfaction of financial tests such as working capital and debt coverage ratio tests. Distributions from Covanta ARC to Covanta Ref-Fuel, after the payment of expenses and debt service on Covanta ARC indebtedness, are also subject to the satisfaction of financial tests.
      Covanta ARC guarantees or provides support for each of its subsidiaries that owns an ARC operating facility, in one or more of the following forms:

•	guarantees of recourse debt;

•	support agreements in connection with service agreement-related obligations; and

•	contingent credit support for damages from performance failures, environmental indemnities, or contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.
MSW ENERGY FINANCE CO. II, INC.
      The Company’s wholly-owned subsidiary, MSW Energy Finance Co. II, Inc. (“MSW Energy Finance II”), was formed in August 2003 solely for the purpose of serving as a co-issuer of the 7 3/8% Senior Notes. Other than serving as a co-issuer of the Company’s 7 3/8% Senior Notes, MSW Energy Finance II does not have any operations or assets and will not have any revenues.
REGULATION OF BUSINESS
Environmental Regulation
      The Company’s business activities in the United States are pervasively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste and also regulate the storage and handling of chemicals and petroleum products (such laws and the regulations are referred to collectively as the “Environmental Regulatory Laws”).
      Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act commonly known as “CERCLA” and collectively referred to with such other laws as the “Environmental Remediation Laws,” make the Company potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with activities and the activities at sites. This includes a landfill that the Company’s subsidiary has owned, operated or leased or, at which there has been disposal of residue or other waste generated, handled or processed by such subsidiaries. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. The Company’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Some service agreements provide for indemnification of operating subsidiaries from certain liabilities. The Environmental Remediation Laws prohibit disposal of regulated hazardous waste at the Company’s municipal solid waste facilities. The service agreements recognize the potential for improper deliveries of hazardous wastes and specify procedures for dealing with hazardous waste that is delivered to a facility. Although some service agreements require the Company’s subsidiary to be responsible for some costs related to hazardous waste deliveries, to date no operating subsidiary has incurred material hazardous waste disposal costs.
      The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any WTE, and further require that permits be maintained throughout the operating life of the facility. There can be no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject an operating subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See “Item 1A — Risk Factors — Compliance with environmental laws could adversely affect our results of operations.” To date, the Company has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of Environmental Regulatory Laws or permit requirements.
      Although the Company’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, the Company believes that it is in substantial compliance with existing environmental laws and regulations.
      The Environmental Regulatory Laws are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants, for storage and handling of petroleum products or chemicals, or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, it may be required to be incorporated into new facilities or major modifications to existing facilities. This new technology may often be more expensive than that used previously.
      The Clean Air Act Amendments of 1990 required the Environmental Protection Agency (“EPA”) to issue New Source Performance Standards (“NSPS”) and Emission Guidelines (“EG”) applicable to new and existing municipal waste combustion (“MWC”) units. EPA issued its first NSPS and EG for large MWCs (“First MACT Rule”) in 1995 and 1997. The Company installed all new equipment needed to achieve the emissions limits imposed by the First MACT Rule prior to the December 19, 2000 general compliance deadline. On December 19, 2005, EPA issued for public comment its proposed revisions to the NSPS and EG for large MWCs (“Proposed MACT Revisions”). Although EPA does not propose to expand the list of regulated pollutants beyond those included in the First MACT Rule, its Proposed MACT Revisions would lower the emission limits for most of those pollutants.
      The public comment period for the Proposed MACT Revisions closed on February 6, 2006; EPA is expected to issue the final rule (“Final MACT Rule”) in April 2006. The compliance deadlines for the Final MACT Rule are expected to be July 2006 for the NSPS (new MWC units), and on or before April 2009 for the EG (existing MWC units). Until the Final MACT Rule is issued, it is not possible to predict with certainty its impact on waste-to-energy facilities operated by the Company. If EPA’s Final MACT Rule is identical to the Proposed MACT Revisions, however, the Company anticipates that certain existing waste-to-energy facilities may require capital improvements to comply with the EG, and that most existing facilities will incur increased operating and maintenance costs. The costs to the Company associated with compliance with the Final MACT Rule is not expected to be material.
      On November 1, 2005, EPA issued a proposed rule to implement the revised National Ambient Air Quality Standards for fine particulate matter, or PM2.5 (“PM2.5 Rule”). Unlike the MACT rules discussed above, the PM2.5 Rule is not specific to waste-to-energy facilities, but instead are nationwide standards for ambient air quality. The primary impact of the PM2.5 Rule will be on those counties in certain states that are designated by EPA as “non-attainment” with respect to those standards. EPA’s proposed rule to implement the PM2.5 Rule will guide how states achieve compliance with the PM2.5

Rule, and could result in more stringent regulation of certain waste-to-energy facility emissions that already are regulated by the MACT standards.
      The Company believes that a portion of the costs incurred to meet the Final MACT Rule and PM2.5 its facilities will be recovered from municipal clients and other users of its facilities through increased service fees permitted to be charged under applicable contracts
Energy Regulation
      The Company’s businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of their facilities. Federal laws and regulations applicable to many of the Company’s businesses impose limitations on the types of fuel used and prescribe the degree to which these businesses are subject to federal and state utility-type regulation. State regulatory regimes govern rate approval and the other terms and conditions pursuant to which utilities purchase electricity from independent power producers, except to the extent such regulation is governed by federal law.
      Pursuant to the Public Utility Regulatory Policies Act of 1978 (“PURPA”), the Federal Energy Regulatory Commission (“FERC”) has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements, referred to as “QFs”) from compliance with certain provisions of the Federal Power Act (“FPA”), the Public Utility Holding Company Act of 1935 (“PUHCA”) (through February 2006), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and other facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and most aspects of state electric utility regulation are of great importance to the Company and its competitors in the waste-to-energy industry. Except with respect to waste-to-energy facilities with a net power production capacity in excess of 30 MW (where rates are set by the FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs.
      The Energy Policy Act of 2005 (the “Energy Policy Act”), passed in August 2005, makes certain changes to the federal energy laws applicable to the Company’s businesses, the most significant of which are described below:

•	The Energy Policy Act repeals PUHCA, effective February 2006, which eliminates any remote risk the Company might have faced of being subject to extensive, utility-type regulation and reporting if it were considered a holding company under PUHCA. The repeal of PUHCA has been balanced with increased FERC authority to cause record keeping and conduct investigations under appropriate circumstances. As a company that owns only QFs and exempt wholesale generators, the Company may be entitled to an exemption from FERC’s authority to cause such record keeping and conduct such investigations if it timely files a FERC-prescribed form, which it intends to do.

•	The Energy Policy Act amends certain provisions of PURPA. It terminates PURPA’s mandatory purchase (and sale) obligation imposed on utilities for the benefit of QFs where the QF has nondiscriminatory access to competitive power markets. Existing contracts are grandfathered, but expansions, renewals and new development projects must rely on competitive power markets, rather than PURPA protections, in establishing and maintaining their viability in most geographic regions in which the the Company’s businesses operate. The Energy Policy Act also eliminates the utility ownership limitation for QFs. This change might have the effect of making some transactions and development projects more likely to be consummated. This could result in greater utility ownership of QFs than previously was the case due to PURPA and PUHCA restrictions and considerations. If these transactions and development projects occur in the areas of waste-to-energy, other renewable energy and independent power, it could serve to increase competition with the Company businesses by bringing greater utility participation to these markets.

•	The Energy Policy Act extends or establishes certain renewable energy incentives and tax credits which might be helpful to expansions of the Company’s businesses or to new development.
      Each of the ARC operating facilities meets the requirements for a QF in accordance with regulations issued by the FERC pursuant to PURPA. Each of the ARC operating facilities also has been determined to be an exempt wholesale generator (“EWG”). An EWG must be engaged exclusively in the business of owning and/or operating an eligible facility and selling electricity at wholesale. An eligible facility is a generating facility that is used solely to produce electricity for sale at wholesale. In addition, as QFs, all of the ARC operating facilities are exempt from state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. Loss of QF status, which could only occur if an ARC operating facility were to no longer comply with the FERC’s QF requirements, would terminate certain regulatory benefits and exemptions that all of the ARC operating facilities currently enjoy.
      Three of the ARC operating facilities, namely the Essex, Niagara and the Delaware Valley facilities, have received FERC authorization to sell electricity at market-based or negotiated rates to any unaffiliated purchaser or into a regional energy market. The other three ARC operating facilities, namely the Hempstead, Seconn and Semass facilities, do not sell electricity at market-based rates and therefore do not have or need FERC market-based rate authority. In connection with their market-based rate authorizations, each of Essex, Niagara and Delaware Valley has received a blanket authorization to issue securities or assume liabilities without further FERC approval, and has received waivers of other FPA regulations which apply to traditional utilities selling electricity at cost-based rates.
      All of the ARC operating facilities are located within a region served by a FERC-regulated independent system organization (“ISO”) or regional transmission organization (“RTO”). An ISO or RTO is a FERC-regulated entity responsible for controlling the transmission system and scheduling transmission service within its region and between regions on an open access basis. ISOs or RTOs also administer regional energy sales markets. The Niagara facility and Hempstead facility are within the New York ISO region; the Semass facility and the Seconn facility are within the New England ISO region; and the Essex facility and the Delaware Valley facility are within the PJM RTO region. The price for electric energy and other electric products sold in these markets other than through bilateral contracts between sellers and purchasers is set by competitive bids to supply and offers to purchase, subject to FERC-approved rules. At this time, the Essex, Niagara and the Delaware Valley facilities frequently sell electricity at market-based or negotiated rates but the output of the other ARC operating facilities is fully committed under their respective power purchase agreements (“PPAs”).

Item 1A.	Risk Factors
      The terms “we,” “our,” “ours,” “us” and “Company” refer only to MSW Energy Holdings II LLC and its subsidiaries; the term “Covanta ARC” refers to Covanta ARC LLC, formerly American Ref-Fuel Company LLC; and the term “Covanta Ref-Fuel” refers to Covanta Ref-Fuel Holdings LLC, formerly Ref-Fuel Holdings LLC.
      The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to make payment on our debt.
      Substantially all of our business is conducted through our subsidiaries. Our ability to make payments on our debt is dependent on the earnings of and the distribution of funds from our subsidiaries.
      Certain of our subsidiaries and affiliates are already subject to project and other financing arrangements and do not guarantee our obligations. The debt agreements of these subsidiaries and affiliates generally restrict their ability to make distributions or otherwise transfer funds to us. We cannot assure you that certain of the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient distributions or loans to fund payments on our indebtedness when due.

Our substantial indebtedness could adversely affect our financial condition.
      We have a substantial amount of indebtedness. As of December 31, 2005 our total indebtedness was $1.2 billion, this substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding debt, including our repurchase obligations;

•	increase our vulnerability to general economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit Covanta ARC’s ability to borrow additional funds in order to make capital contributions to fund the ARC operating facilities.

Our indentures impose significant operating and financial restrictions on us.
      The indentures governing our outstanding debt contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Subject to certain exceptions, these restrictions limit our ability and the ability of any restricted subsidiaries to do the following, among other things:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or make other equity distributions;

•	purchase or redeem capital stock;

•	sell assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.
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
      Our receipt of distributions from the ARC operating companies and TransRiver are dependent on the successful operation of the ARC operating facilities. The operation of the ARC operating facilities involves many risks, including:

•	the breakdown or failure of equipment or processes;

•	the difficulty or inability to find suitable replacement parts for equipment;

•	the performance of the ARC operating facilities below expected levels of waste throughput, electric or steam generation or efficiency;

•	the unavailability of sufficient quantities of waste;

•	decreases in the fees for solid waste disposal;

•	decreases in the demand or market prices for recovered ferrous and nonferrous metal;

•	disruption in the transmission of electricity generated;

•	labor disputes;

•	operator error; and

•	the exercise of the power of eminent domain.
A decrease or elimination of revenues generated by the ARC operating facilities or an increase in the costs of operating the ARC operating facilities could decrease or eliminate funds available to us, which would adversely affect our financial condition.

Our controls and procedures may not prevent or detect all acts of fraud.
      Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
      Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our companies have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Our insurance and contractual protections may not always cover lost revenues, increased expenses or liquidated damages payments.
      Although we maintain insurance, obtain warranties from vendors, require contractors to meet certain performance levels and, in some cases, pass risks we cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenues, increased expenses or liquidated damages payments.

Performance reductions could materially and adversely affect us and our projects may operate at lower levels than expected.
      Most service agreements at the ARC operating facilities provide for limitations on damages and cross-indemnities among the parties for damages that such parties may incur in connection with their performance under the contract. In most cases, such contractual provisions excuse performance obligations to the extent affected by uncontrollable circumstances and provide for service fee adjustments if uncontrollable circumstances increase its costs. We cannot assure you that these provisions will prevent the ARC operating facilities from incurring losses upon the occurrence of uncontrollable circumstances or that if the ARC operating facilities were to incur such losses they would continue to be able to service their debt.

Concentration of suppliers and customers at ARC operating facilities may expose us to heightened financial exposure.
      We often rely on single or few suppliers and single or few customers at each of our ARC operating facilities, exposing such facilities to financial risks if any supplier or customer should fail to perform its obligations.
      We often rely on a single or few suppliers to provide waste, fuel, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output. In most cases the ARC operating facilities have long-term agreements with such suppliers and customers in order to mitigate the risk of supply interruption. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to produce the same level of profitability. We cannot assure you that such performance failures by third parties will not occur, or that if they do occur, such failures will not adversely affect the cash flows or profitability of our business.
      In addition, the ARC operating facilities rely on their municipal clients as a source not only of waste for fuel but also of revenue from fees for disposal services our subsidiaries provide. Because contracts of our subsidiaries with their municipal clients are generally long-term, our subsidiaries may be adversely affected if the credit quality of one or more of their municipal clients were to decline materially.

Our business is subject to pricing fluctuations caused by the waste disposal and energy market.
      While the ARC operating facilities sell the majority of their waste disposal capacity and energy output pursuant to long-term contracts, a portion of this capacity is subject to market price fluctuation. Consequently, fluctuations in the waste and energy markets may have an adverse impact on our revenues and cash generation used to service our debt.

Our operations are concentrated in one region, and expose us to regional economic or market declines.
      All of the ARC operating facilities are located in the northeastern United States, primarily along the Philadelphia to Boston corridor. Adverse economic developments in this region could affect regional waste generation rates and demand for waste disposal services. Adverse market developments caused by additional waste disposal capacity in this region could adversely affect waste disposal pricing. Either of these developments could have a material adverse effect on our revenues and cash generation used to service our debt.

Our inability to obtain resources for operations may adversely affect our ability to effectively compete.
      Our waste-to-energy facilities depend on solid waste for fuel, which provides a source of revenue. For most of our facilities, the prices they charge for disposal of solid waste are fixed under long-term contracts and the supply is guaranteed by sponsoring municipalities. However, for some of our waste-to-energy facilities, the availability of solid waste to us, as well as the tipping fee that we must charge to attract solid waste to its facilities, depends upon competition from a number of sources such as other waste-to-energy facilities, landfills and transfer stations competing for waste in the market area. In addition, we may need to obtain waste on a competitive basis as our long-term contracts expire at our owned facilities. There has been consolidation and there may be further consolidation in the solid waste industry which would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market disposal rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to us for disposal at some of our waste-to-energy facilities and market pricing.

Compliance with environmental laws could adversely affect our results of operations.
      Costs of compliance with federal, state and local existing and future environmental regulations could adversely affect our cash flow and profitability. Our business is subject to extensive environmental regulation by federal, state and local authorities, primarily relating to air, waste (including residual ash from combustion) and water. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating our facilities. We may incur significant additional costs to comply with these requirements. Environmental regulations may also limit our ability to operate our facilities at maximum capacity or at all. If the ARC operating facilities fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur. This may materially increase the amount we must invest to bring our facilities into compliance. In addition, lawsuits or enforcement actions by federal and/or state regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect our cash flows and liquidity.
      The ARC operating facilities may not be able to obtain or maintain, from time to time, all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with them, the operation of our facilities could be jeopardized or become subject to additional costs.

Federal energy regulation could adversely affect our revenues and costs of operations.
      The ARC operating facilities are subject to extensive energy regulations by federal and state authorities. The economics, including the costs, of operating our facilities may be adversely affected by any changes in these regulations or in their interpretation or implementation or any future inability to comply with existing or future regulations or requirements.
      The FPA regulates energy generating companies and their subsidiaries and places constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. The ARC operating facilities enjoy certain exemptions from the provisions of the FPA and state rate regulation.
      The Energy Policy Act enacted comprehensive changes to the domestic energy industry which may affect our businesses. The Energy Policy Act removed certain regulatory constraints that previously limited the ability of utilities and utility holding companies to invest in certain activities and businesses, which may have the effect over time of increasing competition in energy markets in which we participate. In addition, the Energy Policy Act includes provisions that may remove some of the benefits provided to non-utility electricity generators, like the ARC operating facilities, after their existing energy sale contracts expire. As a result, we may face increased competition after such expirations occur, which could result in lower prices for sales of electricity.
      In addition, depending on the terms of the project’s power purchase agreement, a loss of our QF status could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.

The energy industry is becoming increasingly competitive, and we might not successfully respond to these changes.
      We may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in both domestic and international markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent U.S. competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, our revenues and cash flows could be adversely affected.

Changes in laws and regulations affecting the solid waste and the energy industries could adversely affect our business.
      Our business is highly regulated. We cannot predict whether the federal or state governments will adopt legislation or regulations relating to the solid waste or energy industries. These laws and regulations can result in increased capital, operating and other costs to our business, particularly with regard to enforcement efforts. The introduction of new laws or other future regulatory developments that increase the costs of operation or capital to us may have a material adverse effect on our business, financial condition or results of operations.

Changes in technology may have a material adverse effect on our revenues and financial condition.
      Research and development activities are ongoing to provide alternative and more efficient technologies to dispose of waste or produce power, including fuel cells, microturbines and solar cells. It is possible that advances in these or other technologies will reduce the cost of waste disposal or power production from these technologies to a level below our costs. Furthermore, increased conservation efforts could reduce the demand for power or reduce the value of our facilities. Any of these changes could have a material adverse effect on our revenues and financial condition.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties
      The following table summarizes certain information relating to the locations of the properties the Company owns or leases:

		Approximate
		Site Size (in
	Location	Acres)(1)	Site Use	Nature of Interest(2)

1.	Montvale, New Jersey	34,000 sq. ft.	Office space	Lease(3)
2.	Hempstead, New York	14.9	Waste-to-energy facility	Lease
3.	Newark, New Jersey	15.4	Waste-to-energy facility	Lease
4.	Preston, Connecticut	11.9	Waste-to-energy facility	Lease
5.	Niagara Falls, New York	12.5	Waste-to-energy facility	Own
6.	Rochester, Massachusetts	123.2	Waste-to-energy facility	Own (90%)
7.	Chester, Pennsylvania	51.2	Resource recovery facility	Lease
9.	Braintree, Massachusetts	6.7	Transfer station	Lease
10.	Lynn, Massachusetts	1.4	Transfer station	Own

(1)	All sizes are in acres unless otherwise indicated.

(2)	All ownership or leasehold interests relating to projects are subject to material liens in connection with the financing of the related project. In addition, all leasehold interests existed at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.

(3)	Space currently not in use.

Item 3.	Legal Proceedings
      Lower Passaic River Study. By letters dated August 13, 2004 and May 3, 2005, EPA notified the Essex facility that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (“LPRSA”), a 17-mile stretch of river in northern New Jersey. Essex is one of at least 52 potentially responsible parties (“PRPs”) named thus far. EPA alleged that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. EPA’s notice letters stated that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by EPA totaling approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’ ultimate liability in the matter, including for natural resource damages. Given the uncertainty, Essex has entered an arrangement with EPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by EPA, and for the $10 million cost of the study, by contributing $0.25 million to the cost of the study and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group.
      CMW Landfill. Semass Partnership, a 90% owned subsidiary of the Company, has a waste management agreement (the “WMA”) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (“CMW”). The WMA allows Semass Partnership to utilize a portion of a landfill (the “CMW Landfill”), which CMW leases from Wankinco River, Inc. (“Wankinco”).
      In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the “Settlement Agreement”), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the “Fund”) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $0.5 million annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20 million fund limit is adequate for its intended purpose. Discussions between Semass Partnership and Wankinco about the Fund limit are ongoing and no arbitration has been commenced. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the years ended December 31, 2005 and 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of December 31, 2005 and 2004, the balance in the Fund was approximately $17.3 million and $14 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.

Item 4.	Submission of Matters to a Vote of Security Holders
      This item has been intentionally omitted as allowed under the General Instructions I(2)(c) on Form 10-K.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      There is no trading market for the equity interests of MSW Energy Holdings II or MSW Energy Finance II. Covanta, through its wholly-owned subsidiary Covanta Energy, owns 100% of the membership interests in MSW Energy Holdings II. MSW Energy Holdings II owns 100% of the equity interests in MSW Energy Finance II. See “Item 1 — Business — Overview” for additional information on the structure of the registrants.

Item 6.	Selected Financial Data
      In order to conform with Covanta’s presentation, certain amounts from prior years have been reclassified from their prior format. For further information, see Note 4 — Reclassification of Prior Periods of the Notes to the Consolidated Financial Statements as included herein in Item 8.

				From Inception
				(August 20,
	For the Period from	For the Period from	Year Ended	2003) to
	June 25, through	January 1, through	December 31,	December 31,
	December 31, 2005	June 24, 2005	2004(1)	2003(1)(2)

	(in thousands of
	dollars)	(in thousands of dollars)
Statement of Operations Data:
Net revenues	$258,554	$228,452	$329,726	$—
Equity in net earnings of Covanta Ref-Fuel	—	—	6,148	4,041
Net interest expense on project debt	(15,074)	(13,964)	(19,726)	—
Plant operating expenses	(103,203)	(103,616)	(125,786)	—
Depreciation and amortization expense	(58,907)	(57,032)	(78,020)	—
General and administrative expense	(7,686)	(39,630)	(15,870)	(67)
Interest income	975	1,012	921	36
Interest expense	(16,113)	(16,394)	(29,050)	(1,843)
Minority interest in subsidiaries	(33,752)	(3,690)	(39,868)	—
Gain (loss) on asset disposition	381	(519)	(1,765)	—
(Provision) benefit for income taxes	(10,294)	2,317	(13,751)	(892)

Net income (loss)	$14,881	(3,064)	$12,959	$1,275

Cash Flow Data:
Cash provided by operating activities	$127,271	39,713	$175,181	$224
Cash provided by (used in) investing activities	(3,505)	(22,577)	27,927	—
Cash provided by (used in) financing activities	(96,485)	(81,920)	(116,763)	(222)
Balance Sheet Data (at end of Period):
Total assets	$2,795,907		$2,169,504
Total debt(3)	1,231,646		1,271,013
Total members’ equity	298,818		147,893

(1)	Prior to the Equalization Transactions, the Company’s investment in Covanta Ref-Fuel was accounted for using the equity method. As a result of the Equalization Transactions, the Company has effective control of Covanta Ref-Fuel and as of April 30, 2004 is consolidating its results.

(2)	As MSW Energy Holdings II began its operations in August 2003, this period is from inception.

(3)	Includes $51.8 million and $54.2 million of unamortized debt premium at December 31, 2005 and 2004, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
      Effective June 24, 2005, Covanta Holding Corporation (“Covanta”), formerly Danielson Holding Corporation, a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation (“Covanta Energy”), a Delaware corporation, acquired all of the issued and outstanding shares of capital stock of MSW Energy Holdings LLC II’s (“MSW Energy Holdings II” or collectively with subsidiaries the “Company”)indirect parent, Covanta ARC Holdings, Inc. (“ARC Holdings”) (the “Acquisition”). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among Covanta, ARC Holdings and its owners (the “Purchase Agreement”). As a result of the Acquisition, Covanta, through Covanta Energy, owns 100% of the voting securities of ARC Holdings.
      Covanta paid approximately $747 million in cash for transaction costs and for the shares of ARC Holdings and assumed the consolidated net debt of ARC Holdings, which was approximately $1.3 billion as of June 24, 2005. Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting,” the Company’s financial statements reflect the effects of its change in ownership and the new owner’s basis in the net assets and liabilities acquired. As a result, the statements of operations and the statements of cash flows for the period from January 1, 2005 through June 24, 2005 reflect the results of the Company prior to purchase accounting adjustments and the statement of operations and statement of cash flows for the period from June 25 to December 31, 2005, reflect the impact of preliminary purchase accounting adjustments arising from the Acquisition.
      The following discussion contains forward-looking statements. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A — Risk Factors.” The following should be read in conjunction with the financial statements and related notes included elsewhere in this report.
Comparison of Actual Results for the Twelve Months Ended December 31, 2005 and 2004
      Combined information is provided for the year ended December 31, 2005 for informational and comparative purposes only. It is not appropriate under generally accepted accounting principles in the United States (“GAAP”) to combine two different basis in accounting; however, in order to provide for a more useful comparison, these periods have been combined. In addition, as a result of the Equalization Transactions, which occurred on April 30, 2004, the Company has consolidated the results of Covanta Ref-Fuel after that period. Therefore, the operating results for the year ended December 31, 2004 represent eight months of consolidated results, which is the primary reason for the significant changes when comparing the years ended December 31, 2005 and 2004.
      Total Operating Revenues. Total actual net revenues were $487.0 million for the twelve months ended December 31, 2005, an increase of $157.3 million over the prior year results.
      For the 2005 period, Waste disposal and related services revenues increased approximately $100.4 million, while Electricity and steam revenues were $56.9 million higher.
      Total Operating Expenses. Total operating expenses were $399.3 million for the twelve months ended December 31, 2005, an increase of $158.1 million as compared to the prior year.
      Net Income Net income for the twelve months ended December 31, 2005 was $11.8 million, which decreased by $1.1 million when compared to the same period in 2004.
Supplemental Pro Forma Information
      The Company’s 2004 statement of operations, balance sheet and statement of cash flows include equity earnings for the four months ended April 30, 2004, from the Company’s then 49.8% interest in

Covanta Ref-Fuel, and consolidated results thereafter as a result of the Equalization Transactions being consummated on April 30, 2004. In addition, and as a result of the Acquisition, the Company’s balance sheet was revalued as of June 24, 2005. The following pro forma supplemental financial data presents certain information relating to the Company, as if the Acquisition and the Equalization Transactions had occurred on January 1, 2004. This pro forma supplemental data is presented because the Company believes that it provides a more useful presentation of the Company’s financial condition than does the data included in historical financial statements. Additionally, these pro forma results are presented because the Company believes they may be useful in measuring its ability to meet debt service obligations, but they are not necessarily indicative of actual results and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity.

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

	(Unaudited, in thousands of dollars)
Revenues
Waste disposal and related services revenues	$320,131	$325,919
Electricity and steam sales	168,735	164,951

Total operating revenues	488,866	490,870
Expenses
Plant operating expenses	209,955	211,610
Depreciation and amortization	118,746	120,697
Net interest expense on project debt	30,140	34,936
General and administrative	19,747	20,135
Loss on asset disposal	138	2,107

Total operating expenses	378,726	389,485
Operating income	110,140	101,385
Interest income	1,987	1,213
Interest expense	(31,344)	(32,581)

Net income before minority interest and income taxes	$80,783	$70,017

Comparison of the Unaudited Pro Forma Twelve Months Ended December 31, 2005 and 2004, respectively
      Total Pro Forma Operating Revenues. Total pro forma net revenues were $488.9 million for the twelve months ended December 31, 2005, a decrease of $2.0 million over the prior year pro forma results.
      Pro forma waste and services revenues were $320.1 million for the twelve months ended December 31, 2005, a decrease of $5.8 million from the same period in 2004. The decrease resulted primarily from the following:

•	Certain ash and waste marketing arrangements ended in 2004. These arrangements generated approximately $3.0 million of revenue in 2004, and no comparable revenues were recorded for the 2005 period.

•	Metals revenues decreased during the pro forma twelve months ended December 31, 2005 by approximately $1.4 million, primarily due to lower pricing for ferrous and non-ferrous metal.
      The decrease in pro forma waste and services revenues were partially offset by the pro forma electricity and steam revenues which were $168.7 million for the pro forma 2005 period, an increase of $3.8 million when compared to the pro forma twelve months ended December 31, 2004, primarily driven by improved energy pricing in 2005.

      Total Pro Forma Operating Expenses. Total pro forma operating expenses were $378.7 million for the twelve months ended December 31, 2005, a decrease of $10.8 million, or 2.8%, as compared to the same period in 2004. The decrease in operating expenses was primarily related to the following:

•	Pro forma plant operating expenses decreased by $1.7 million primarily from reduced operating revenue for the year ended December 31, 2005 as compared to the same period in 2004.

•	Pro forma depreciation and amortization decreased by $2.0 million primarily from asset retirements during 2004.

•	Pro forma net interest on project debt decreased by $4.8 million as a result of lower project debt during the twelve months ended December 31, 2005 as compared to the same period in 2004.
Pro Forma Reconciliations

	Actual Year Ended	Pro Forma	Pro Forma Year Ended
	December 31, 2005**	Adjustments	December 31, 2005

	(Unaudited, in thousands of dollars)
Revenues
Waste disposal and related service revenues	$318,271	$1,860	$320,131
Electricity and steam sales	168,735	—	168,735

Total operating revenues	487,006	1,860	488,866
Expenses
Plant operating expenses	206,819	3,136	209,955
Depreciation and amortization	115,939	2,807	118,746
Net interest expense on project debt	29,038	1,102	30,140
General and administrative	47,316	(27,569)	19,747
Loss on asset disposals	138	—	138

Total operating expenses	399,250	(20,524)	378,726
Operating income	87,756	22,384	110,140
Interest income	1,987	—	1,987
Interest expense	(32,507)	1,163	(31,344)

Income before minority interest and income taxes	$57,236	$23,547	$80,783

			Pro Forma Year
	Actual Year Ended	Pro Forma	Ended December 31,
	December 31, 2004	Adjustments	2004

	(Unaudited, in thousands of dollars)
Revenues
Waste disposal and related service revenues	$217,861	$108,058	$325,919
Electricity and steam sales	111,865	53,086	164,951

Total operating revenues	329,726	161,144	490,870
Expenses
Plant operating expenses	125,786	85,824	211,610
Depreciation and amortization	78,020	42,677	120,697
Net interest expense on project debt	19,726	15,210	34,936
General and administrative	15,870	4,265	20,135
Loss on asset disposals	1,765	342	2,107

Total operating expenses	241,167	148,318	389,485
Operating income	88,559	12,826	101,385
Interest income	921	292	1,213
Interest expense	(29,050)	(3,531)	(32,581)
Equity in net earnings of unconsolidated affiliate – Covanta Ref-Fuel	6,148	(6,148)	—

Income before minority interest and income taxes	$66,578	$3,439	$70,017

**	Represents the combined period of June 25 through December 31, 2005 and January 1 through June 24, 2005.
Notes To Pro Forma Reconciliations

Pro Forma Assumptions
      The unaudited pro forma condensed combined financial statements reflect the following assumptions:

•	Covanta, through Covanta Energy, purchased 100% of the issued and outstanding shares of ARC Holdings’ capital stock on January 1, 2004 following the same terms as the Acquisition. As a result of this assumption, the assets and liabilities of the Company were assumed to be stated at the current fair value as of January 1, 2004.

•	The April 30, 2004 Equalization Transactions are assumed to have taken place on January 1, 2004, giving the Company effective control of Covanta Ref-Fuel as of January 1, 2004, and consolidating its results of operations and balance sheet thereafter.

Pro Forma Adjustments
      The following are a summary of the pro forma adjustments made:

•	General all balances: Covanta Ref-Fuel’s operating results for the period from January 1, 2004 through April 30, 2004 were included in the above and the equity earnings were eliminated accordingly.

•	Plant operating costs: To record as rent expense the net impact of the change in the fair value of the Company’s lease of the Delaware Valley facility as of January 1, 2004.

•	Depreciation and amortization: To reverse historical depreciation and amortization expense and record pro forma depreciation and amortization expense based on fair values assigned to the Company’s property, plant and equipment and amortizable intangible assets as of June 24, 2005.

Additionally, to adjust for changes in valuation estimates of the Company’s asset life assumptions in the quarter ended December 31, 2005.

•	General and administrative: To reverse the compensation expense associated with the buy out of the stock option plan just prior to the Acquisition and to reverse the Company’s compensation and related expenses of its executives in the periods prior to the acquisition date. In addition, the Company’s expense associated with its headquarters was also removed and an estimated allocation of overhead expenses for certain key senior management as well as building services was added.

•	Net interest expense on project debt: To reverse the prior amortization of the project debt and to record the impact of the fair value adjustment as a result of the Acquisition.

•	Interest expense: To reverse the Company’s pre-acquisition period amortization of deferred financing costs and to record the impact of the fair value adjustment to the intermediate debt of the Company. Additionally, to adjust for changes in valuation estimates of the Company’s debt premiums in the quarter ended December 31, 2005.

MANAGEMENTS DISCUSSION AND ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
      At December 31, 2005, the Company’s assets related primarily to its indirect membership interest in the ARC operating facilities. Covanta ARC and the ARC operating facilities have historically generated adequate funds from operations for working capital requirements, capital spending, debt repayments and dividend payouts. Accordingly, the Company’s performance and significant source of future liquidity will depend solely on cash distributions, if any, from these entities. The Company will need to continue to receive sufficient ongoing cash distributions from these entities in order to pay principal and interest on the 7 3/8% Senior Notes (“Senior Notes”), however such distributions are not assured. Interest only is payable throughout the term of the Senior Notes with principal and unpaid interest payable at maturity on September 1, 2010.

Operating Activities
      The net cash provided by operating activities was $167.0 million for the combined year ended December 31, 2005. The net cash provided by operating activities was $175.2 million for the year ended December 31, 2004, which related primarily to consolidation of Covanta Ref-Fuel for the eight months ended December 31, 2004, and distributions received from Covanta Ref-Fuel of $31.5 million prior to consolidation of results.

Investing Activities
      The Company’s net cash used in investing activities was $26.1 million for the combined year ended December 31, 2005 relates primarily to $29.7 million of capital expenditures partially offset by the proceeds from the sale of assets. The net cash provided by investing activities of $27.9 million for the year ended December 31, 2004 relates primarily to the consolidation of Covanta Ref-Fuel, less capital expenditures of $12.4 million.

Financing Activities
      The net cash used in financing activities was $178.4 million for the year ended December 31, 2005, which related primarily to $74.2 million of long term debt payments and distributions of $40.4 million and $59.2 million were made to the Company’s member and the holders of minority interest, respectively. The net cash used in financing activities was $116.8 million for the year ended December 31, 2004, which related primarily to $53.8 million of long term debt payments and distributions of $31.2 million and $23.0 million were made to the Company’s member and the holders of minority interest, respectively.

Debt Covenants
      Certain of the debt agreements held by the Company and its subsidiaries contain restrictions on cash distributions and new borrowings. Substantially all of the assets and revenues of the facilities owned or controlled and operated by subsidiaries of the Company are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation, the Covanta Ref-Fuel debt would be repaid prior to the repayment of the Senior Notes.
      The indenture under which the Senior Notes were issued contains certain restrictions which will, among other things, prevent the Company from incurring additional indebtedness, making restricted payments, making investments, selling assets or merging with other companies, subject to certain exceptions. The Senior Notes are redeemable with the payment of certain stated make whole amounts before September 1, 2007 and, thereafter, at the face amount of the Senior Notes, plus accrued interest. Restricted payments are not permitted unless certain ratio covenants based on the Company’s proportionate ownership of Covanta Ref-Fuel have been met. At December 31, 2005, the Company was in compliance with all of its debt covenants.
Discussion of Critical Accounting Policies
      In preparing its consolidated financial statements in accordance with GAAP, the Company is required to use judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of the Company’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
      Principles of Consolidation. The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries and Covanta Ref-Fuel. Prior to the Equalization Transactions, the Company’s investment in Covanta Ref-Fuel was accounted for using the equity method. As a result of the Equalization Transactions, the Company gained effective control of Covanta Ref-Fuel and, as of April 30, 2004, has been consolidating its results. All significant intercompany transactions and accounts have been eliminated. The minority interests shown relate to MSW Energy Holdings’ 49.8% and Duke Energy Corporation’s (“Duke”) 0.2% interest in Covanta Ref-Fuel. On September 30, 2005, MSW Energy Holdings acquired Duke’s 0.2% share in Covanta Ref-Fuel, and as a result, the minority interest from September 30, 2005 on relates only to the ownership of MSW Energy Holdings.
      Push-Down Accounting. On June 24, 2005, following the Acquisition, the Company’s assets and liabilities were revalued in accordance with Statement of Financial Accounting Standard (“SFAS”) 141 “Business Combinations.” The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management, using a preliminary valuation prepared by the independent appraisers. EITF Topic D-97, “Push-Down Accounting,” required that the Company’s financial statements reflect this change in ownership. Accordingly, the aggregate excess of purchase price over net assets acquired by Covanta was pushed down to the assets and liabilities of the Company.
      Depreciation and Amortization. The Company has estimated the useful lives over which it depreciates its long-lived assets. Additionally, in accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” the Company has capitalized the estimate of its legal liabilities which includes capping, closure and post-closure costs of landfill cells.

      Goodwill and Intangible Assets. As a result of the Acquisition, the Company has recorded goodwill and intangible assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company evaluates its goodwill and nonamortizable intangible assets for impairment at least annually or when indications of impairment exist. The impact of recognizing an impairment could have a material impact on financial position and results of operations. There has been no impairment recognized in the current year, however an impact of impairment in the future could have a material impact on the financial position and results of operations.
      In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates its long-term assets and amortizable intangible assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. No events or change in circumstances occurred during the period to warrant this testing. However, had an event or change in circumstances occurred, the impact of recognizing an impairment could have a material impact on financial position and results of operations.
      Income Taxes. As the Company is a limited liability company and not directly subject to federal and state income taxes, its income or loss is required to be included in the income tax returns of its members. After the August 31 Transaction the Company became owned 100% directly and indirectly by ARC Holdings, which is a C corporation for tax purposes. As a result, the Company is required to provide for federal and state income taxes in order to reflect what the effect on income would have been if the taxes of the Company were not included in the income tax returns of its members. Changes in taxes payable are treated as capital contributions and/or distributions. For the year ended December 31, 2004, the Company’s provision reflected the four months of C corporation taxes that the Company’s member was responsible for on the equity method plus the taxes of consolidating Covanta Ref-Fuel subsequent to the Equalization Transactions, plus income and expenses. Effective June 24, 2005, the Company’s member is includable in the Covanta federal consolidated income tax return.
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
      Revenue Recognition. The Company earns fees to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the client community pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by client communities relating to project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Unbilled service receivables related to waste-to-energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt. Such unbilled receivables amounted to $1.9 million at December 31, 2005. Fees for waste disposal are recognized in the period received. Revenue from electricity and steam sales are recorded when delivered.
Recent Accounting Pronouncements
      See Note 2 — New Accounting Pronouncements of the Notes to the Consolidated Financial Statements as included in “Item 8 — Financial Statement and Supplementary Data” for a summary of additional accounting policies and new accounting pronouncements.

Contractual Obligations and Commercial Commitments
      The following table sets forth contractual obligations outstanding as of December 31, 2005 (unaudited, dollars in thousands):

		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Long-term debt principal obligations — project	$721,726	$51,131	$127,060	$181,140	$362,395
Long-term debt principal obligations — intermediate	458,100	42,035	61,965	241,100	113,000

Total debt principal obligations of the Company	1,179,826	93,166	189,025	422,240	475,395
Less non-recourse debt to MSW Energy Holdings II	(955,726)	(93,166)	(189,025)	(198,140)	(475,395)

Total MSW Energy Holdings II debt obligations	224,100	—	—	224,100	—
Interest payments and letter of credit fees	412,353	70,820	127,460	104,556	109,517
Less non-recourse interest payments to MSW Energy Holdings II	(315,712)	(53,166)	(92,165)	(69,494)	(100,887)

Total MSW Energy Holdings II interest obligations	96,641	17,654	35,295	35,062	8,630
Operating lease obligations	150,817	14,122	27,468	42,608	66,619
Other long-term obligations	25,723	10,551	2,654	—	12,518
Less non-recourse lease and other obligation	(176,540)	(24,673)	(30,122)	(42,608)	(79,137)

Total MSW Energy Holdings II other obligations	—	—	—	—	—
Total MSW Energy Holdings II contractual obligations	$320,741	$17,654	$35,295	$259,162	$8,630

      Table does not include the unamortized premiums for debt in the amount of $51.8 million, as these do not reflect future outlays of cash.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      All of the ARC operating facilities are located in the northeastern United States and are subject to market risk in that region for pricing for waste disposal services and for electric energy sales for the approximately 30% portion of their revenues that do not come under long-term contracts. The market price for waste disposal can fluctuate with such things as decline in solid waste supply due to increased recycling or composting and fluctuations in the waste disposal or transfer capacity of competitors. The market price for electric energy fluctuates primarily with fluctuations in the price of fossil fuels such as natural gas, coal and fuel oil. As the Company’s long-term contracts begin to expire in 2009, the Company will be exposed to greater market risk in these areas. The Company intends to manage this market risk by seeking, when appropriate, renewal, replacement or additional contracts. The Company does not intend to develop or acquire additional operating facilities in different geographic areas to diversify this market risk.

Item 8.	Financial Statements and Supplementary Data Index

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Member’s Equity and Other Comprehensive Income
Notes to Consolidated Financial Statements
Note 1. Organization and Summary of Significant Accounting Policies
Note 2. New Accounting Pronouncements
Note 3. Business Combinations
Note 4. Reclassifications of Prior Periods
Note 5. Acquisition of Membership Interests in Covanta Ref-Fuel
Note 6. Equity Investment in Covanta Ref-Fuel
Note 7. Restricted Funds
Note 8. Property, Plant and Equipment
Note 9. Intangible Assets and Goodwill
Note 10. Accrued Expenses and Other Current Liabilities
Note 11. Financing Arrangements
Note 12. Other Long-Term Liabilities
Note 13. Income Taxes
Note 14. Operational and Other Agreements
Note 15. Commitments and Contingencies
Note 16. Employee Compensation and Benefit Plans
Note 17. Related Parties

Report of Independent Registered Public Accounting Firm
To the Member and Board of Directors of
MSW Energy Holdings II LLC and Subsidiaries:
      We have audited the accompanying consolidated balance sheet of MSW Energy Holdings II LLC and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, member’s equity, and cash flows for the periods January 1, 2005 through June 24, 2005 (“Predecessor”) and June 25, 2005 through December 31, 2005 (“Successor”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSW Energy Holdings II LLC and Subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the periods January 1, 2005 through June 24, 2005 (“Predecessor”) and June 25, 2005 through December 31, 2005 (“Successor”), in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
March 8, 2006
MetroPark, NJ

Report of Independent Registered Public Accounting Firm
To the Member and Board of Directors of
MSW Energy Holdings II LLC and Subsidiaries:
      In our opinion, the consolidated balance sheet and the related statements of operations, members’ equity and cash flows present fairly, in all material respects, the financial position of MSW Energy Holdings II LLC and Subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and from Inception (August 20, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, these financial statements present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Florham Park, NJ
March 15, 2005, except Note 4, as to which
     the date is March 10, 2006

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Period	For the Period
	From June 25,	From January 1,		From Inception
	through	through	For the Year Ended	(August 20, 2003) to
	December 31, 2005	June 24, 2005	December 31, 2004	December 31, 2003

	(In thousands of dollars)
Operating revenues:
Waste disposal and related services revenues	$169,479	$148,792	$217,861	$—
Electricity and steam sales	89,075	79,660	111,865	—

Total operating revenues	258,554	228,452	329,726	—
Operating expenses:
Plant operating expenses	103,203	103,616	125,786	—
Depreciation and amortization	58,907	57,032	78,020	—
Net interest expense on project debt	15,074	13,964	19,726	—
General and administrative	7,686	39,630	15,870	67
(Gain) loss on asset disposition	(381)	519	1,765	—

Total operating expenses	184,489	214,761	241,167	67
Operating income	74,065	13,691	88,559	(67)
Other income (expense):
Interest income	975	1,012	921	36
Interest expense	(16,113)	(16,394)	(29,050)	(1,843)
Equity in net earnings of unconsolidated affiliate — Covanta Ref-Fuel Holdings LLC	—	—	6,148	4,041
Minority interests in net income of subsidiary	(33,752)	(3,690)	(39,868)	—

Net income (loss) before taxes	25,175	(5,381)	26,710	2,167
Income tax (provision) benefit	(10,294)	2,317	(13,751)	(892)

Net income (loss)	14,881	(3,064)	12,959	1,275
Other comprehensive loss	—	—	(211)	—

Comprehensive income (loss)	$14,881	$(3,064)	$12,748	$1,275

The accompanying notes are an integral part of these consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004

	(In thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$48,844	$86,347
Restricted cash and short-term investments	71,513	61,995
Accounts receivable, net of allowance for doubtful accounts of $2,267 and $1,491, respectively	73,994	72,027
Prepaid expenses and other current assets	16,543	11,012

Total current assets	210,894	231,381

Long-term assets
Property, plant and equipment, net	1,928,144	1,174,896
Intangible assets, net	271,787	536,229
Goodwill	255,927	123,984
Restricted cash and long-term investments	118,301	85,926
Other long-term assets	10,254	17,088

Total long-term assets	2,584,413	1,938,123

Total assets	$2,795,307	$2,169,504

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable	$3,009	$5,050
Accounts payable to related party	4,243	—
Current portion of intermediate debt	44,721	20,000
Current portion of project debt	59,668	67,184
Accrued expenses and other current liabilities	67,001	52,604

Total current liabilities	178,642	144,838

Long-term liabilities
Intermediate debt	428,202	445,000
Project debt	699,056	738,829
Other long-term liabilities	150,583	201,996
Long-term deferred tax	260,369	126,944

Total long-term liabilities	1,538,210	1,512,769

Total liabilities	1,716,852	1,657,607

Commitments and contingencies (Notes 14 and 15)
Minority interest in consolidated subsidiary	779,637	364,004
Member’s equity
Total member’s equity	298,818	147,893

Total liabilities and member’s equity	$2,795,307	$2,169,504

The accompanying notes are an integral part of these consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period			From Inception
	From June 25,	For the Period	For the Year	(August 20, 2003)
	through	From January 1,	Ended	to
	December 31,	through	December 31,	December 31,
	2005	June 24, 2005	2004	2003

	(In thousands of dollars)
Cash flows from operating activities:
Net income (loss)	$14,881	$(3,064)	$12,959	$1,275
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,907	57,032	78,020	138
Deferred income taxes	8,200	910	2,739	(152)
Revenue contract levelization	2,068	692	15,163	—
Amortization of lease liability	1,497	(1,593)	(1,099)	—
Amortization of debt premium and deferred financing costs	(6,401)	(5,182)	(8,404)	—
Amortization of deferred revenue	(64)	(75)	(60)	—
Equity in earnings of Covanta Ref-Fuel Holdings LLC, prior to consolidation, net of amortization	—	—	(6,148)	(4,041)
Distributions from Covanta Ref-Fuel Holdings LLC, prior to consolidation	—	—	31,500	—
(Gain) loss on asset retirements	(381)	519	1,765	—
Minority interest in income of consolidated subsidiaries	33,752	3,690	39,868	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,244	(4,211)	(713)	—
Prepaid expenses and other current assets	(2,639)	(2,893)	513	(8)
Other long-term assets	899	(2,943)	2,923	—
Accounts payable, accrued expenses and current liabilities	10,763	(4,073)	(1,886)	263
Accounts payable to related parties	4,243	—	—	—
Taxes payable	1,642	(3,839)	10,530	1,044
Accrued interest payable	(5,359)	5,515	(6,846)	1,705
Other long-term liabilities	3,019	(772)	4,357	—

Net cash provided by operating activities	127,271	39,713	175,181	224

Cash flows from investing activities:
Additions of property, plant and equipment	(4,475)	(25,228)	(12,361)	—
Proceeds from sale of assets	970	2,651	50	—
Cash from consolidation of unconsolidated subsidiary	—	—	40,238	—

Net cash (used in) provided by investing activities	(3,505)	(22,577)	27,927	—

Cash flows from financing activities:
Change in restricted cash and investments, net	3,604	(8,273)	(8,779)	—
Proceeds from long-term debt offering	—	—	—	225,000
Contributions from member	—	—	(23)	4,545
Payment of deferred financing fees	—	—	(54)	(9,216)
Payment of long-term debt	(44,973)	(29,178)	(53,757)	—
Distributions paid to member	(20,931)	(19,469)	(31,150)	(220,551)
Distributions paid to holders of minority interests	(34,185)	(25,000)	(23,000)	—

Net cash (used in) provided by financing activities	(96,485)	(81,920)	(116,763)	(222)

Net increase (decrease) in cash and cash equivalents	27,281	(64,784)	86,345	2
Cash and cash equivalents, beginning of period	21,563	86,347	2	—

Cash and cash equivalents, end of period	$48,844	$21,563	$86,347	$2

Supplemental Disclosures:
Cash Paid for interest	$39,153	$31,370	$60,9114	$—
Cash paid for taxes	898	395	460	—
Non-cash Investing and Financing Activities:
Tax benefit contributed by member	2,540	(3,444)	11,479	—
Cash from the consolidated of Covanta Ref-Fuel Holdings LLC	—	—	40,238	—
The accompanying notes are an integral part of these consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND
OTHER COMPREHENSIVE INCOME

		Accumulated
		Other
	Member’s	Comprehensive
	Equity	Income	Total

	(In thousands of dollars)
Balance at Inception (August 20, 2003)	$—	$—	$—
Contributions from member	4,545	—	4,545
Contribution of investment in Covanta Ref-Fuel Holdings LLC by member	364,711	—	364,711
Distribution to member	(220,551)	—	(220,551)
Comprehensive income	1,275	—	1,275

Balance, December 31, 2003	149,980	—	149,980
Finalization of purchase accounting	4,573	—	4,573
Current tax benefit contributed to member	11,479	—	11,479
Capital contribution from member	52	—	52
Distribution to member	(31,150)	—	(31,150)
Unrealized gain on investments from the consolidation of Covanta Ref-Fuel Holdings LLC	—	211	211
Comprehensive income	12,959	(211)	12,748

Balance, December 31, 2004	147,893	—	147,893
Distributions to member	(19,469)	—	(19,469)
Current tax benefit contributed to member	(3,444)	—	(3,444)
Net loss for the period from January 1, 2005 through June 24, 2005	(3,064)	—	(3,064)

Balance, June 24, 2005 (predecessor)	$121,916	$—	$121,916

Balance, June 24, 2005 (successor)	$302,001	$—	$302,001
Current tax provision contributed by member	2,540	—	2,540
Adjustments to purchase accounting, net of tax	306	—	306
Adjustment for the change in minority interest	22	—	22
Distribution to member	(20,931)	—	(20,931)
Net income for the period from June 25, 2005 through December 31, 2005	14,881	—	14,881

Balance, December 31, 2005	$298,818	$—	$298,818

The accompanying notes are an integral part of these consolidated financial statements.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies
Organization
      MSW Energy Holdings II LLC (“MSW Energy Holdings II”) and its wholly-owned subsidiary MSW Energy Finance Co. II, Inc. (“MSW Energy Finance II”), a Delaware corporation, were formed for the purpose of issuing debt, the proceeds of which, along with capital contributions, were used to fund the merger of MSW Merger LLC (“MSW Merger”), the Company’s then indirect parent, with and into Covanta ARC Holdings Inc. (“ARC Holdings,” formerly known as American Ref-Fuel Holdings Corp.) (the “Merger”). After the Merger, Covanta Ref-Fuel II Corp. (“Covanta Ref-Fuel II,” formerly known as Ref-Fuel II Corp.), a Delaware corporation, an indirect subsidiary of ARC Holdings, became a subsidiary of MSW Energy Holdings II. The Merger was completed on December 12, 2003, and after the completion of the Merger, MSW Energy Holdings II held a direct 49.9% capital interest in Covanta Ref-Fuel Holdings LLC (“Covanta Ref-Fuel”) and wholly owns Covanta Ref-Fuel II, which owned a 0.1% capital interest in Covanta Ref-Fuel. Both interests were contributed to MSW Energy Holdings II by ARC Holdings.
      Covanta Ref-Fuel owns 100% of Covanta ARC LLC, formerly American Ref-Fuel Company LLC (“Covanta ARC”). Covanta ARC, through subsidiaries, owns and operates six waste-to-energy (“WTE”) facilities in the northeast United States. From inception (August 20, 2003) through December 12, 2003, MSW Energy Holdings II did not have any operations, other than incurring interest on its debt.
      On April 30, 2004, MSW Energy Holdings II’s indirect owner, ARC Holdings entered into a series of transactions (“Equalization Transactions”) which changed its ownership structure. As a result, ARC Holdings was owned 60% by several private equity funds (the “DLJMB Funds”), each of which was managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc. (“CSFB Private Equity”), and 40% by several investment funds (the “Highstar Funds”) managed by AIG Global Investment Corp. (“AIGGIC”).
      Also as a result of the Equalization Transactions, MSW Energy Holdings LLC (“MSW Energy Holdings”), which held a 49.8% membership interest in Covanta Ref-Fuel, was owned (i) 60% by MSW Acquisition LLC, an affiliate of CSFB Private Equity, (ii) 39.99% collectively by entities managed by AIGGIC, and (iii) 0.01% by ARC Holdings, who was named the managing member.
      The Equalization Transactions resulted in the DLJMB Funds collectively owning a 60% indirect interest in MSW Energy Holdings II and the Highstar Funds collectively owning a 40% indirect interest in MSW Energy Holdings II.
      After the Equalization Transactions, ARC Holdings controls the operations of Covanta Ref-Fuel as 99.8% of the interests in Covanta Ref-Fuel were owned by the Company and MSW Energy Holdings. As a result, the Company gained effective control of Covanta Ref-Fuel, and is therefore consolidating its results of operations and cash flows for the periods from May 1, 2004, and the balance sheet as of April 30, 2004. The minority interests shown relate to MSW Energy Holdings’ 49.8% and Duke Energy Corporation’s (“Duke”) 0.2% interest in Covanta Ref-Fuel. On September 30, 2005, MSW Energy Holdings acquired Duke’s 0.2% share in Covanta Ref-Fuel, and as a result, the minority interest from September 30, 2005 on relates only to the ownership of MSW Energy Holdings.
      On August 31, 2004, ARC Holdings, the DLJMB Funds and the Highstar Funds effected a series of transactions that resulted in ARC Holdings becoming the 100% indirect parent of MSW Energy Holdings (“August 31 Transactions”).
      Effective June 24, 2005, Covanta Holding Corporation (“Covanta”), formerly Danielson Holding Corporation, a Delaware corporation, through its wholly-owned subsidiary, Covanta Energy Corporation (“Covanta Energy”), a Delaware corporation, acquired all of the issued and outstanding shares of capital

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock of ARC Holdings (the “Acquisition”). The Acquisition was made pursuant to the terms of a Stock Purchase Agreement, dated as of January 31, 2005 among Covanta, ARC Holdings and the stockholders of ARC Holdings (the “Purchase Agreement”). As a result of the Acquisition, Covanta, through Covanta Energy, owns 100% of the voting securities of ARC Holdings.
      Covanta Energy paid approximately $747 million including transaction costs for the shares of ARC Holdings and assumed the consolidated net debt of ARC Holdings, which was approximately $1.3 billion as of June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash). Upon consummation of the Acquisition, a change in ownership occurred, and in accordance with Emerging Issues Task Force (“EITF”) Topic D-97, “Push-Down Accounting” (“EIFT D-97”) the Company’s financial statements reflect the effects of its change in ownership and the new owner’s basis in the net assets and liabilities acquired. As a result, the Company’s balance sheet at December 31, 2004 and the statements of operations and the statements of cash flows for the period from January 1, 2005 through June 24, 2005, and the period from inception ended December 31, 2003 reflect the results of the Company prior to purchase accounting adjustments (referred to as “predecessor”) and the balance sheet at December 31, 2005 and the statement of operations and statement of cash flows for the period from June 25 to December 31, 2005, reflect the impact of preliminary purchase accounting adjustments arising from the Acquisition (referred to as “successor”).
      Covanta ARC, a wholly-owned subsidiary of Covanta Ref-Fuel, owns partnerships that develop, own and operate waste-to-energy facilities, which combust municipal solid waste and produce energy in the form of electricity and steam. Through such partnerships, Covanta ARC owns or controls six waste-to-energy facilities located in the northeastern United States (the “ARC operating facilities”). The subsidiaries of Covanta ARC that operate the ARC operating facilities (the “ARC operating companies”) derive revenues principally from disposal or tipping fees received for accepting waste and from the sale of electricity and steam produced by the ARC operating facilities. ARC operating subsidiaries include: (a) Covanta ARC Company, formerly known as American Ref-Fuel Company (“Ref-Fuel Management”); (b) TransRiver Marketing Company, L.P. (“TransRiver”); (c) Covanta Company of Hempstead, formerly known as American Ref-Fuel Company of Hempstead (“Hempstead”); (d) Covanta Essex Company, formerly known as American Ref-Fuel Company of Essex County (“Essex”); (e) Covanta Southeastern Connecticut Company, formerly known as American Ref-Fuel Company of Southeastern Connecticut (“Seconn”); (f) Covanta Niagara, L.P., formerly known as American Ref-Fuel Company of Niagara, L.P. (“Niagara”); (g) Covanta Company of Semass, L.P., formerly known as American Ref-Fuel Company of Semass, L.P. (“Ref-Fuel Semass”); (h) Covanta of Semass, L.P., formerly known as American Ref-Fuel Operations of Semass, L.P. (“Semass Operator”); and (i) Covanta Delaware Valley, L.P., formerly known as American Ref-Fuel Company of Delaware Valley, L.P. (“Delaware Valley”) (a) through (b) collectively referred to as the “Ref-Fuel Partnerships”).
Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries and Covanta Ref-Fuel. Prior to the Equalization Transactions, the Company’s investment in Covanta Ref-Fuel was accounted for using the equity method. As a result of the Equalization Transactions, the Company gained effective control of Covanta Ref-Fuel and, as of April 30, 2004, have been consolidating its results. All significant intercompany transactions and accounts have been eliminated. The minority interests shown relate to MSW Energy Holdings’ 49.8% and Duke Energy Corporation’s (“Duke”) 0.2% interest in Covanta Ref-Fuel. On September 30, 2005, MSW Energy Holdings acquired Duke’s 0.2% share in Covanta Ref-Fuel, and as a result, the minority interest from September 30, 2005 on relates only to the ownership of MSW Energy Holdings.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain prior period amounts have been reclassified to conform to the current year’s presentation, see Note 4 — Reclassification of Prior Periods of the Notes to Consolidated Financial Statements.

Use of Estimates
      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, cash flows and taxable income from future operations, unpaid losses and loss adjustment expenses, allowances for doubtful accounts receivable and for workers’ compensation, severance and certain litigation.

Push-Down Accounting
      On June 24, 2005, following the Acquisition, the Company’s assets and liabilities were revalued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”). The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management, using a preliminary valuation prepared by the independent appraisers. EITF D-97 required that the Company’s financial statements reflect this change in ownership. Accordingly, the aggregate excess of purchase price over net assets acquired by Covanta was pushed down to the assets and liabilities of the Company.

Cash and Cash Equivalents
      Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less at the time of purchase.

Income Taxes
      As the Company is a single member limited liability company, and not directly subject to federal and state income taxes; rather its income or loss is required to be included in the income tax returns of its member. The Company provides for federal and state income taxes in order to reflect what the effect on income would have been if the taxes of the Company were not included in the income tax returns of its member. Changes in taxes payable are treated as capital contributions and/or distributions. For the years ended December 31, 2005 and 2004, the Company’s provision reflects a year of C corporation taxes that its member is responsible for on the income of the Company, and the taxes of Covanta Ref-Fuel subsequent to the Equalization Transactions. Effective June 24, 2005, the Company’s member is includable in the Covanta federal consolidated tax return.
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

Asset Retirement Obligations
      The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), and recognizes a legal liability for asset retirement obligations when it is

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incurred — generally upon acquisition, construction, or development. The Company’s legal liabilities include capping, closure and post-closure costs of landfill cells and site restoration for certain waste-to-energy sites. The Company principally determines the liability using internal estimates of the costs using current information, assumptions, and interest rates, but also uses independent appraisals as appropriate to estimate costs. When a new liability for asset retirement obligation is recorded, the Company capitalizes the cost of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.
      The Company adopted the Financial Accounting Standards Board Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” at December 31, 2005. The adoption of this Interpretation had no affect on the Company’s statement of financial position or its operating results since all of its asset retirement obligations were recognized upon the adoption of SFAS 143.

Revenue Recognition
      The Company’s revenues are generally earned under contractual arrangements, and consist of the following:

1) Fees earned to service project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the client community pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by client communities relating to project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Unbilled service receivables related to waste-to-energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt. Such unbilled receivables amounted to $1.9 million at December 31, 2005.

2) Tipping fees earned under waste disposal agreements are recognized as revenue in the period waste is received.

3) Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to client communities under applicable service agreements

4) Other miscellaneous fees such as revenue for scrap metal recovered and sold are generally recognized as revenue when scrap metal is sold.
      The Company is accounting for certain long-term power contracts in accordance with EITF Issues 91-6 “Revenue Recognition of Long-Term Power Sales Contracts” and 96-17 “Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms” which require the Company to recognize power revenues under these contracts as the lesser of (a) amounts billable under the respective contracts; or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pass Through Costs
      Pass through costs are costs for which the Company receives a direct contractually committed reimbursement from the municipal client which sponsors a waste-to-energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in the Company’s consolidated financial statements. Total pass through costs for period from June 25 through December 31, 2005, January 1 through June 24, 2005, and the year ended December 31, 2004, were $3.1 million, $2.8 million and $3.7 million, respectively.

Property, Plant and Equipment
      As of June 24, 2005, the assets and liabilities of the Company were recorded at management’s estimate of their fair values. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. For financial reporting purposes, depreciation is calculated by the straight-line method over the estimated remaining useful lives of the assets, which range up to 40 years for waste-to-energy facilities. The original useful lives generally range from three years for computer equipment to 50 years for waste-to-energy facilities. Leaseholds are depreciated over the life of the lease or the asset, whichever is shorter.

Waste and Energy Contracts and Other Intangible Assets
      As of June 24, 2005, waste and energy contracts, lease interests, renewable energy credits and other indefinite-lived assets were recorded at their preliminary fair values in accordance with SFAS No. 141, based upon discounted cash flows attributable to the “above market” and “below market” portion of these contracts and assets using current available information. Amortization for the “above market” waste and energy contracts was calculated by the straight-line method over the remaining contract lives which range from 4 to 11 years and 24 years for the lease interest. Amortization for the “below market” waste and energy contracts was calculated by the straight-line method over the remaining weighted-average contract life which is approximately 14 years. Other intangible assets are amortized by the straight-line method over periods ranging from 7 to 8 years. (See Note 9 — Intangible Assets and Goodwill of the Notes to the Consolidated Financial Statements.)

Restricted Funds Held
      Restricted funds held in trust are primarily amounts received by third party trustees relating to certain projects, which may be used only for specified purposes. The Company generally does not control these accounts. They include debt service reserves for payment of principal and interest on project debt, deposits of revenues received with respect to projects prior to their disbursement as provided in the relevant indenture or other agreements.

Impairment of Long-Lived Assets
      Long-lived assets, such as property, plant and equipment and intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable over their estimated useful life in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Determining an impairment loss requires an estimate of fair value, which is based on the best information available. The Company principally uses internal discounted cash flow estimates, but also uses quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates are derived from historical experience and internal business plans with an appropriate discount rate applied.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      The Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS No. 123” concerning certain transition and disclosure provisions, but applied the intrinsic value recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock-based compensation plans of the Company. During 2005, the Company’s stock plan was cancelled as a result of the Acquisition and there were no stock options or restricted stock outstanding as of December 31, 2005. The employees of the Company are eligible to participate in Covanta’s equity option award plans. See Note 16 — Employee Compensation and Benefit Plans of the Notes to the Consolidated Financial Statements.
      The Company must adopt SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 and pro forma disclosures under SFAS 123 are no longer an alternative after January 1, 2006. Generally, the approach to determining fair value under the SFAS 123 has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, that will affect the Company’s accounting for stock-based awards in the future.
      Beginning in 2006, Covanta may push-down a portion of its stock-compensation expense as well as any future stock-based compensation expense related to awards issued to the employees of the Company. The Company also does not expect the adoption of SFAS 123R to have a material impact on its consolidated results of operations, but depending on the number and type of stock-based compensation awards that will be granted in the future this expense may become material. See the further discussion of SFAS 123R in Note 2 New Accounting Pronouncements of the Notes to the Consolidated Financial Statements.

Note 2.	New Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123R which replaces SFAS 123 and supersedes APB 25. SFAS 123R, as modified, requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition.
      Under SFAS 123R, the Company will use the Black-Scholes valuation model to fair value its stock-based payments, the amortization method for compensation expense will be based on the accelerated attribution method and the Company will apply the modified prospective method upon adoption on January 1, 2006. The modified prospective method requires the Company to record stock-based compensation expense for all unvested stock options and restricted stock beginning January 1, 2006. There have not been any grants of stock options or restricted stock to the employees of the Company from Acquisition up to and including December 31, 2005.
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No 20, “Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28.” SFAS 154 is effective for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. SFAS 154 requires retrospective application to prior period’s financial statements for voluntary changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in an accounting estimate affected by a change in an accounting principle.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Business Combinations
      In connection with the Acquisition, the Company’s assets have been valued by independent appraisers in order to assist management in the determination of the purchase price allocations relating to the fair market value of the assets and liabilities acquired by Covanta on June 24, 2005.
      In recording the Acquisition and in accordance with EITF D-97, the Company recorded incremental fair value of $180.4 million as an addition to members’ equity and applied the respective fair value of the acquisitions in accordance with SFAS 141. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management, using a preliminary valuation prepared by the independent appraisers.
      The purchase price as of December 31, 2005 was as follows (in thousands of dollars):

Fair value of assets acquired
Current assets	$175,274
Property, plant and equipment	1,973,317
Intangible assets (excluding goodwill)	287,421
Other assets	141,512
Goodwill	255,927

Total Assets Acquired	2,833,451

Fair value of liabilities assumed
Current liabilities	64,058
Current portion of Intermediate debt	23,601
Current portion of Project debt	64,305
Long-term Intermediate debt	457,730
Long-term Project debt	737,385
Deferred income taxes	253,669
Other liabilities	150,327

Total Liabilities Assumed	1,751,075

Minority interest account	780,069

Net assets acquired	$302,307

      As a result of the Acquisition, the Company recorded a liability relating to the closure of its headquarters of approximately $2.1 million and liabilities for severance and other compensation in the amount of $9.0 million, approximately $2.0 million have been paid relating to these liabilities as of December 31, 2005. As of December 31, 2005, goodwill was $255.9 million which reflected certain adjustments made from the Acquisition date as a result of a review of the preliminary purchase price allocation made at that time.

Pro Forma Information
      The following results represent the pro forma results as if the Acquisition, the Equalization Transactions and the August 31 Transactions had occurred on January 1, 2004. These results are presented for informational purposes only, and are not necessarily indicative of the actual results that would have

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulted had the Acquisition, the Equalization Transactions and the August 31 Transactions actually occurred on January 1, 2004 (unaudited in thousands of dollars):

	Pro Forma
	Year Ended	Pro Forma
	December 31,	Year Ended
	2005	December 31, 2004

Revenues
Waste disposal and related services revenues	$320,131	$325,919
Electricity and steam sales	168,735	164,951

Total operating revenues	488,866	490,870
Expenses
Plant operating expenses	209,955	211,610
Depreciation and amortization	118,746	120,697
Net interest expense on project debt	30,140	34,936
General and administrative	19,747	20,135
Loss on asset disposal	138	2,107

Total operating expenses	378,726	389,485
Operating income	110,140	101,385
Interest income	1,987	1,213
Interest expense	(31,344)	(32,581)

Net income before minority interest and income taxes	$80,783	$70,017

Note 4.	Reclassifications of Prior Periods
      In order to conform to Covanta’s statements of operations presentation, the following reclassifications were made to the prior year’s statements of operations (in thousands of dollars).

	As Previously Reported		As Reported
	the Year Ended		the Year Ended
	December 31, 2004	Reclassifications	December 31, 2004

Operating Revenues
Waste disposal and related service revenues	$194,950	$22,911	$217,861
Electricity and steam sales	93,188	18,677	111,865
Other revenues	10,506	(10,506)	—

Total operating revenues	298,644	31,082	329,726

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously Reported		As Reported
	the Year Ended		the Year Ended
	December 31, 2004	Reclassifications	December 31, 2004

Operating Expenses
Plant operating expenses	116,089	9,697	125,786
Depreciation and amortization	45,154	32,866	78,020
Net interest expense on project debt	—	19,726	19,726
General and administrative	27,657	(11,787)	15,870
Loss on asset disposition	1,765	—	1,765

Operating income	107,979	(19,420)	88,559
Interest income	2,632	(1,711)	921
Interest expense	(50,486)	21,436	(29,050)
Equity in net earning of unconsolidated affiliate — Covanta Ref-Fuel	6,148	—	6,148
Minority interests in net income of subsidiary	(39,868)	—	(39,868)
Other income, net	305	(305)	—

Income before income taxes	$26,710	$—	$26,710

      These reclassifications consisted of the following:

•	The amortization of above and below market contracts were reclassified from waste disposal and related service revenues($5.8 million decrease to depreciation and amortization) and electricity and steam sales ($38.7 million increase to depreciation and amortization) into depreciation and amortization expense.

•	Other revenues, which primarily consisted of sales of scrap metals, were reclassified from other revenues into waste disposal and related service revenues ($10.5 million).

•	Interest expense on project debt and interest income on funds restricted for the payment of project debt were reclassified as part of operating income (a net $19.7 million).

•	Certain costs associated with operating facilities and TransRiver were reclassified from general and administrative expenses into plant operating expenses ($11.8 million).

•	Reimbursements from certain municipal clients for operating expenses were reclassified from revenues to reductions of plant operating expenses ($3.7 million reduction). (See Note 1 — Organization and Summary of Significant Accounting Policies — Pass Through Costs of the Notes to the Consolidated Financial Statements.)

•	Reductions of revenues shared with certain municipal customers for energy produced were reclassified from waste disposal and related service revenues to electricity and steam sales ($20.3 million reduction in electricity and steam sales).

•	Other minor miscellaneous reclassifications were also made to conform presentations.
      In addition to the reclassifications made to the Consolidated Statements of Operations and Comprehensive Earnings, the “Change in restricted cash and investments, net” line on the Consolidated Statement of Cash Flows was reclassified from Investing Activities into Financing Activities, also to conform to the presentation of Covanta.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Acquisition of Membership Interests in Covanta Ref-Fuel
      As described in Note 1 of the Notes to the Consolidated Financial Statements, as a result of the Merger, the Company held a direct and indirect interest in Covanta Ref-Fuel as of December 12, 2003. As a result of that change in ownership, the allocated purchase price attributable to Covanta Ref-Fuel Holdings of $364.7 million was recorded as a contribution to member’s equity. In addition, as a result of the Merger, the Company is wholly owned indirectly by ARC Holdings.
      On December 12, 2003, immediately following these transactions, the Company transferred to its new indirect owner, a wholly-owned subsidiary of ARC Holdings, the net proceeds of $220.5 million of the Senior Notes. These funds, along with additional capital contributions to MSW Merger, were used to fund the Merger.
      The Company’s share of members’ equity of Covanta Ref-Fuel acquired as of December 12, 2003 was $162.5 million. As required by EITF D-97, the excess purchase price of approximately $202.2 million was allocated to the Company’s proportionate share of the fair values of the assets acquired and liabilities assumed based on an independent valuation of Covanta Ref-Fuel’s tangible assets, property, plant and equipment, identifiable intangible assets and debt. The amounts allocated to tangible and intangible assets were amortized using the straight-line method over the estimated useful lives of the underlying assets or obligations ranging from ten to twenty years. Debt was being amortized based on the effective interest rate method over the life of the obligations.
      A summary of the allocation of purchase price to the fair value of the assets acquired by the Company and the Company’s underlying investment in Covanta Ref-Fuel’s members’ equity at December 12, 2003 is as follows (in thousands of dollars):

Covanta Ref-Fuel’s members’ equity acquired	$162,488
Fixed assets and other adjustments	74,395
Identifiable intangible assets, net	140,433
Goodwill	(14,225)
Other long-term assets	(2,891)
Long-term debt	(20,341)
Other long-term liabilities	24,852

Purchase price for acquisition of 50% of Covanta Ref-Fuel	$364,711

Note 6.	Equity Investment in Covanta Ref-Fuel
      Prior to the Equalization Transactions, the Company recorded its investment in Covanta Ref-Fuel as an equity investment. Covanta Ref-Fuel condensed consolidated financial information prior to April 30, 2004 is included for informational purposes. The following table summarizes the components of the Company’s interest in Covanta Ref-Fuel at April 30, 2004 (in thousands of dollars):

Total investment in Covanta Ref-Fuel at January 1, 2004	$488,447
Equity in net earnings of Covanta Ref-Fuel	6,148
Distributions received from Covanta Ref-Fuel	(31,500)

Total investment in Covanta Ref-Fuel at April 30, 2004	$463,095

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized condensed balance sheet information of Covanta Ref-Fuel, was as follows (in thousands of dollars):

As of
April 30, 2004

Current assets	$177,397
Noncurrent assets	1,879,198
Current liabilities	147,068
Noncurrent liabilities	1,218,780
Members’ Equity	690,747
      Summarized statement of operations information for Covanta Ref-Fuel was as follows (in thousands of dollars):

		Period from	Period from
	For the Four	December 12, 2003	January 1, 2003
	Months Ended	to	to
	April 30, 2004	December 31, 2003	December 12, 2003

			(Prior Predecessor)
	(Predecessor)
Revenues	$137,537	$24,847	$444,461
Operating income	26,534	10,855	162,683
Net earnings	12,753	8,082	103,071
Company’s equity in net earnings	6,148	4,041	—

Note 7.	Restricted Funds
      Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by the Company, and which may be used only for specified purposes. The Company generally does not control these accounts. They include debt service reserves for payment of principal and interest on project debt, deposits of revenues received with respect to projects prior to their disbursement as provided in the relevant indenture or other agreements. Fund balances as follows as of December 31, (in thousands of dollars):

	2005		2004

	Current	Noncurrent	Current	Noncurrent

Debt service funds	$51,452	$107,025	$59,919	$61,890
Revenue funds	2,121	—	2,076	—
Other funds	17,940	11,276	—	24,036

Total	$71,513	$118,301	$61,995	$85,926

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Property, Plant and Equipment
      Property, plant and equipment consisted of the following at (in thousands of dollars):

		December 31,	December 31,
	Useful Life	2005	2004

Facilities and equipment	2–40 years	$1,949,531	$1,212,133
Land	—	4,250	3,813
Landfill	8 years	19,027	17,768
Construction in progress		1,601	6,244

Total property, plant and equipment		1,974,409	1,239,958
Accumulated depreciation		(46,265)	(65,062)

Property, plant and equipment, net		$1,928,144	$1,174,896

      Depreciation expense was $46.3 million, $28.9 million and $45.2 million for the periods from June 25, through December 31, 2005, January 1, through June 24, 2005 and for the year ended December 31, 2004, respectively.

Note 9.	Intangible Assets and Goodwill

Intangible Assets
      Intangible assets consisted of the following at (in thousands of dollars):

		December 31,	December 31,
	Useful Life	2005	2004

Energy and waste contracts	4–11 years	$194,562	$548,725
Lease asset	24 years	71,845	—
Landfill asset	8 years	17,985	—
Financing costs	7 years	—	9,270
Emissions credits	Indefinite	—	43,377
Other intangibles	Indefinite	3,029	3,579

		287,421	604,951
Accumulated amortization		(15,634)	(68,722)

Intangible assets, net		$271,787	$536,229

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table details the amount of actual expected amortization expense associated with intangible assets included or expected to be included in the Company’s statement of operations for each of the years indicated (in thousands of dollars):

		Lease Interest,
	Waste and Energy	Landfill and Other
	Contracts	Contracts	Totals

For the Period from June 25, through December 31, 2005 (Successor)	$13,737	$1,897	$15,634

For the Period from January 1, through June 24, 2005 (Predecessor)	$30,256	$672	$30,928

For the year ended December 31, 2004	41,423	1,173	42,596

(Expected)
2006	$27,305	$4,593	$31,898
2007	27,489	4,593	32,082
2008	27,478	4,593	32,071
2009	23,933	4,593	28,526
2010	13,593	4,593	18,186
Thereafter	61,027	64,968	125,995

Total	$180,825	$87,933	$268,758

Goodwill
      In connection with the Acquisition, initially approximately $298.1 million of goodwill was recorded, which represented the total consideration paid in excess of the fair value of net tangible and intangible assets acquired in accordance with SFAS No. 142 “Goodwill and Other Intangibles.” As a result of the review of the preliminary allocation of the purchase price, certain adjustments were made subsequent to the Acquisition date. This change reflects adjustments to the carrying values of property plant and equipment (net increase of $71.5 million); intangible assets (net increase of $18.0 million); project debt (net decrease of $10.0 million); intermediate debt (increase of $12.0); a change in other liabilities relating to an increase in a contract liability ($12.7 million) and a net decrease in closure and post-closure liabilities related to a landfill asset ($3.9 million); a fair value adjustment related to a service agreement (decrease of $2.5 million); a deferred tax adjustment (increase of $15.3 million) and various other liability adjustments (decrease of $0.5 million), which also impacted minority interest, as part of management’s ongoing purchase accounting true-up. The net assets of the Company changed approximately $0.3 million as a result of a purchase accounting true-up on the books of a company owned by the Company’s indirect parent.
      Goodwill consisted of $255.9 million and $124.0 million at December 31, 2005 and 2004, respectively. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in accordance with the provisions of SFAS No. 142, Goodwill has an indefinite life and is not amortized but will be reviewed under the provisions of SFAS 142 for impairment. The Company will perform an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow approach. Goodwill is not deductible for federal income tax purposes.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Accrued Expenses and Other Current Liabilities
      Accrued expenses consisted of the following (in thousands of dollars):

	December 31,	December 31,
	2005	2004

Accrued interest expense	$22,683	$16,448
Accrued expenses	22,894	19,965
Incentive plan accruals	3,135	3,569
Compensation liabilities	11,307	8,254
Other	6,982	4,368

	$67,001	$52,604

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements
      Long-term debt obligations of the Company consisted of the following (in thousands of dollars):

			December 31,	December 31,
	Interest Rate	Maturity	2005	2004

Company and Intermediate debt
Senior Notes	7.375%	2010	$224,100	$225,000
Covanta ARC Senior Notes	6.26%	2015	234,000	240,000

Intermediate debt			458,100	465,000
Project debt
Project debt related to Service Fee Structure:
Seconn project debt	5.125%–5.50%	2015	53,705	50,602
Seconn Corporate Credit Bonds — 1992 Series A	6.45%	2022	30,000	30,000
Seconn Corporate Credit Bonds I Series A and II Series A	5.50%	2015	13,500	13,500
Essex project debt	5.248%–7.375%	2020	83,422	96,496
Tip fee structure related Project debt:
Niagara Series 2001	5.45%–5.625%	2015	165,010	165,010
Hempstead Corporate Credit Bonds	5.00%	2010	42,670	42,670
Hempstead project debt	4.625%–5.00%	2009	123,625	114,543
Semass Series 2001A	5.50%–5.625%	2016	134,345	134,345
Semass Series 2001B	5.25%–5.50%	2010	75,250	104,385
Other obligations			199	273

Subtotal of Project debt			721,726	751,824
Total debt at par value			1,179,826	1,216,824
Unamortized premium			51,820	54,189
Current portion			(104,388)	(87,184)

Total long-term debt obligations			$1,127,258	$1,183,829

      Project debt associated with the financing of facilities is generally arranged by municipal entities through the issuance of tax-exempt and taxable revenue bonds.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain of the debt agreements held by the Company contain restrictions on cash distributions, new borrowings and require certain defined leverage ratios and adjusted cash flow coverage ratios. Substantially all of the assets and revenues of the ARC operating facilities owned or controlled and operated by subsidiaries of the Company are pledged to trustees under the terms of the debt agreements. In addition, the terms of the documents governing these obligations limit the business activities and the circumstances and timing of making partnership distributions. In the event of any bankruptcy or liquidation, the Covanta ARC debt would be repaid prior to the repayment of the Senior Notes. The aggregate amounts of long-term debt mature, excluding the unamortized debt premium, are as follows (in thousands of dollars):

2006	$93,166
2007	90,492
2008	98,533
2009	108,516
2010	313,724
Thereafter	475,395

$1,179,826

      The fair market value of the Company’s indebtedness as of December 31, 2005 and 2004, approximated $1.2 billion and $1.3 billion, respectively. The Company determined fair values based on quoted market values.

Note 12.	Other Long-Term Liabilities
      Other long-term liabilities consist of the following (in thousands of dollars):

	Amortization
	Period (years)	December 31, 2005	December 31, 2004

Waste contracts acquired	9-17	$132,371	$116,635
Operating lease acquired	14	—	42,094
Energy contract levelization	12	2,068	24,123
Landfill liabilities and ARO	8	11,577	10,699
Deferred revenue	8-20	30	5,112
Other	N/A	1,813	—
Incentive plan accruals	N/A	2,724	3,333

		$150,583	$201,996

      The amount recorded for the amortizing liabilities was $2.8 million, $6.3 million and $6.9 million for the periods from June 24 through December 31, 2005, January 1 through June 24, 2005 and the year ended December 31, 2004, respectively.
      In accordance with SFAS 143, the Company recognizes a legal liability for asset retirement obligations (“ARO”) when it is incurred — generally upon acquisition, construction, or development. The Company’s legal liabilities include capping, closure and post-closure costs of landfill cells and site restoration. The Company’s ARO liability at June 25, 2005 was $3.4 million and accretion expense for the period from June 25 through December 31, 2005 was $0.4 million. The ARO liability under the predecessor was $3.6 million at April 30, 2004, accretion expense for the year ended December 31, 2004

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was $0.1 million, and accretion expense for the period from January 1 through June 24, 2005 was $0.09 million.

Note 13.	Income Taxes
      The components of the provision for income taxes consist of the following (in thousands of dollars):

				From Inception
	For the Period from	For the Period from		(August 20, 2003)
	June 25 through	January 1 through	For the Year Ended	through
	December 31, 2005	June 24, 2005	December 31, 2004	December 31, 2003

Current provision (benefit)	$2,094	$(3,227)	$11,012	$1,044
Deferred provision	8,200	910	2,739	(152)

Total consolidated income tax provision (benefit)	$10,294	$(2,317)	$13,751	$892

      A reconciliation of the statutory federal income tax expense with the Company’s actual effective combined federal and state income tax expense is as follows:

				From Inception
	For the Period from	For the Period from		(August 20, 2003)
	June 25 through	January 1 through	For the Year Ended	through
	December 31, 2005	June 24, 2005	December 31, 2004	December 31, 2003

Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
State tax rate, net of federal benefit	6.40%	7.90%	13.43%	6.00%
Other	(0.51)%	(0.16)%	3.05%	0.20%

Net combined effective federal and state income tax rate	40.89%	43.06%	51.48%	41.20%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred income tax liability included in the consolidated financial statements was comprised of the following (in thousands of dollars):

	December 31, 2005	December 31, 2004

The Company’s respective share of depreciation, amortization, accrued liabilities and other of Covanta Ref-Fuel	261,050	$127,336
Net operating loss carryforward	(681)	(392)

Total	$260,369	$126,944

      The Company has federal net operating loss carryforwards of approximately $1.5 million as of December 31, 2005 which expire between 2021 and 2024. The Company has state net operating loss carryforwards of approximately $2.4 million, which have various expiration dates.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Operational and Other Agreements
      The ARC operating facilities operate under various long-term service agreements, the terms of which extend from 2009 through 2020. These service agreements require the projects to provide disposal services for waste delivered by counterparties to these agreements at prices determined by various formulas contained in such agreements.
Significant Customers
      All of the ARC operating facilities have long-term power contracts with utility companies, the remaining terms of which expire on dates ranging from 2009 to 2021. Essex and Niagara have the right but not the obligation to sell power under their contracts, while the contracts at the other facilities require the facilities to deliver, and the utility companies to purchase, all, or in the case of Delaware, substantially all, of the power generated at rates defined in the contracts. One facility had electricity sales to one utility company comprising 11% of total Company revenues for the year ended December 31, 2005. One facility had net receivables from one customer primarily related to waste disposal and related service revenue comprising 11% of total accounts receivable as of December 31, 2005.

Note 15.	Commitments and Contingencies
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
      Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. The Company incurs operating costs and capital expenditures related to various environmental protection and monitoring programs. Such expenditures have not had a material adverse effect on the Company’s consolidated financial position or results of operations. However, federal, state and local regulatory authorities may consider proposals to restrict or tax certain emissions, which proposals, if adopted, could impose additional costs on the operation of the Company.
      Lower Passaic River Study. By letters dated August 13, 2004 and May 3, 2005, EPA notified the Essex facility that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area, a 17-mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far. EPA alleged that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. EPA’s notice letters stated that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by EPA totaling approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’ ultimate liability in the matter, including for natural resource damages. Given the uncertainty, Essex has entered an arrangement with EPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incurred by EPA, and for the $10 million cost of the study, by contributing $0.25 million to the cost of the study and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group.
Landfill Agreements
      CMW Landfill. Semass Partnership, a 90% owned subsidiary of Ref-Fuel Semass, has a waste management agreement (the “WMA”) dated May 25, 1982, as amended, with the Carver, Marion, Wareham Regional Refuse Disposal District (CMW). The WMA allows Semass Partnership to utilize a portion of a landfill (the “CMW Landfill”), which CMW leases from Wankinco River, Inc. (“Wankinco”).
      In March 1990, the Semass Partnership, CMW and Wankinco entered into an agreement related to the CMW Landfill, as amended (the “Settlement Agreement”), which requires, among other things, the Semass Partnership to make annual deposits into an environmental protection trust fund (the “Fund”) in lieu of obtaining environmental impairment liability insurance for the CMW Landfill. The Semass Partnership is required under the Settlement Agreement to deposit $0.5 million annually into the Fund, payable in equal quarterly installments. Certain additional deposits are required subject to the availability of cash in accordance with the Loan Agreement. The Semass Partnership’s obligation to make deposits into the Fund ceases when the Fund reaches a balance of $20 million unless the fund limit is increased by agreement of the parties, or absent such agreement, by arbitration, wherein it is determined the fund limit needs to be increased to adequately protect against environmental damage. Wankinco by letter dated March 29, 2005, and pursuant to its rights under the Settlement Agreement, has requested a re-evaluation of the Fund limit and an increase of such limit to $29.7 million. Management believes that the $20 million fund limit is adequate for its intended purpose. Discussions between Semass Partnership and Wankinco about the Fund limit are ongoing; no arbitration has been commenced. Proceeds from the Fund are to be used primarily for remediation of the CMW Landfill in the event of environmental damage. The Semass Partnership and Wankinco are each entitled to receive one-half of the balance of the Fund upon final closure of the CMW Landfill and receipt of required governmental approvals. During the years ended December 31, 2005 and 2004, the Semass Partnership made the required quarterly deposits into the Fund and charged operations for one-half of the deposits into the Fund, representing one-half of the balance of the Fund which will be disbursed to Wankinco upon final closure of the CMW Landfill. Additional charges to operations may be required in future years if any disbursements are required from the Fund to remediate any environmental damages. To date, management is not aware of any such environmental damages. As of December 31, 2005 and December 31, 2004, the balance in the Fund was approximately $17.3 million and $14 million, respectively, and was included in restricted cash and long-term investments. A corresponding liability, representing approximately one-half of the deposits and related earnings in the Fund, was included in other long-term liabilities.
Future Minimum Payments Under Operating Leases
      Delaware Valley leases a facility pursuant to an operating lease that expires in July 2019 with the option to extend to 2029. In certain default circumstances under such lease, Delaware Valley (and Covanta ARC by virtue of a guaranty) become obligated to pay a contractually specified “stipulated loss” value that declines over time. As of December 31, 2005 the Company estimated that the “stipulated loss” value would be $161.6 million. Total net rental expense was $6.5 million, $3.9 million and $5.5 million for the periods from June 25 through December 31, 2005, January 1 through June 24, 2005 and the year ended December 31, 2004, respectively. The Company also leases office space in Montvale, New Jersey, pursuant to a separate operating lease that expires 2007.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, total minimum net rental payments on these leases are as follows (in thousands of dollars):

2006	$14,122
2007	14,345
2008	13,123
2009	29,313
2010	13,295
Thereafter	66,619

$150,817

Other Matters
      The Company is involved in various claims or litigation in the ordinary course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a material adverse impact on the future results of operations, cash flows or financial position of the Company.
      The Company is required to provide financial assurance to government agencies under applicable environmental and procurement regulations relating to the landfill operations and waste disposal contract. Performance bonds to secure the obligations, of which $32.6 million in surety bonds was outstanding as of December 31, 2005, satisfy these financial requirements.
      Mercury Regulation at Essex. On December 6, 2004 the New Jersey Department of Environmental Protection (“NJDEP”) promulgated regulations applicable to the Essex facility that will make mercury emission requirements more stringent. Specifically, the new regulations increase the required removal efficiency to 85% removal on January 3, 2006 and 95% removal on January 3, 2012, while retaining the alternative limit of 28 micrograms per cubic meter. As a result of the new regulations, there is an increased risk that emission exceedances will occur and therefore an increased probability that additional controls will ultimately be required to prevent such exceedances. The Company believes that the new requirements may at a minimum result in increased operating costs due to increased use of activated carbon in the existing control equipment. The Company cannot currently determine the likelihood of additional capital and operating costs being incurred in connection with these changes in regulation, or the total of any such costs. If additional cost is required, it is not anticipated to have a material impact on the Company because the Essex service agreement provides a mechanism for a pass-through to the Port Authority of New York and New Jersey of the majority of any additional capital costs and all operating costs that may be required.

Note 16.	Employee Compensation and Benefit Plans
      Covanta ARC was the sponsor of the American Ref-Fuel Company Retirement Savings Plan (the “Savings Plan”), which covered substantially all employees of the Company. Employees made voluntary contributions to one or more of various investment funds through payroll deductions. The Company’s matching contribution was defined as a range of 50% to up to 100% depending on years of service of the first 5% of covered compensation contributed by the employee. In addition, the Company made a basic contribution on an employee’s behalf in an amount equal to 3% of an employee’s regular earnings which are less than the Social Security Wage Base, plus 6% of an employee’s regular earnings in excess of the Social Security Wage Base. Company contributions were directed to the investment funds in the same proportion as the employees had directed their voluntary contributions. Amounts contributed to the Savings Plan were approximately $3.4 million, $4.4 million and $1.8 million for the period from June 25

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through December 30, 2005, the period from January 1 through June 24, 2005 and the year ended December 31, 2004, respectively. The Savings Plan, as a result of the Acquisition, was merged into the Covanta Energy Savings Plan on December 30, 2005.
      The Covanta Energy Savings Plan (the “Plan”) is a safe harbor designed plan. Full-time and part-time non-bargaining employees are eligible to participate effective on their date of hire. Employees can elect to defer from 1% to 20% of their eligible earnings into the Plan on a pre-tax basis. The Company provides a match of 100% on the first 3% of employee deferral and 50% on the next 2%. Participants are immediately vested in the Company match. As of January 1, 2006, the Company will provide a contribution of 3% of eligible earnings up to the Social Security Wage Base and 6% over into the Plan for all fulltime non-bargaining employees and all part-time non-bargaining employees who work at least 1000 hours in the Plan year.
Long-Term Incentive Plans
      Covanta Ref-Fuel had granted certain appreciation rights and/or performance awards to its officers and certain key employees which were issued under three separate long-term incentive plans; the Amended and Restated Long-Term Incentive Plan (dated as of August 1998 and terminated October 2003), the Long-Term Compensation Plan (dated as of January 2001) and the Management Incentive Plan (dated as of January 2004). The incentive plans were administered by the compensation committee of the Board of Directors of Covanta Ref-Fuel. Awards under long-term incentive plans were based on the achievement of certain management objectives during each plan year. Awards under the long-term incentive plans mature in equal amounts of 25% in the current year and the three subsequent years.
      As a result of the Acquisition, these plans were terminated on a going-forward basis. The Company has a liability related to these plans at December 31, 2005 of $2.0 million, of which approximately $0.2 million is included in other long-term liabilities with the remainder in current liabilities. The Company will pay out these awards over the next three years.
Employment Agreements
      Covanta Ref-Fuel had employment agreements with its seven officers. These agreements, which would have expired on December 31, 2006, provided for annual base salaries, subject to annual review by the Board of Directors of Covanta Ref-Fuel. Each officer was also eligible to participate in cash based short-term and long-term bonus and incentive compensation arrangements, retirement plans and other arrangements that were generally provided to senior officers. As a result of the Acquisition, these agreements were terminated.
Stock Option Plan
      On August 11, 2004, the Board of Directors of ARC Holdings adopted the 2004 Stock Option Plan (the “SOP”), effective January 1, 2004, as further modified on September 16, 2004. The SOP was designed to link the interests of former officers of ARC Holdings (who were also the senior management of Covanta Ref-Fuel) to the interests of ARC Holdings shareholders through the granting of options to purchase stock of ARC Holdings. ARC Holdings is a privately held company. During 2004, ARC Holdings granted 13,199 options to the executive officers of Covanta Ref-Fuel under the SOP with a weighted average exercise price per share of $1,189.51. The weighted average fair value of these options granted for the year ended December 31, 2004 was $132.30. The fair value of each stock option granted during the year ended December 31, 2004 was an estimate on the date of grant that was calculated using the minimum value option pricing model with the following assumptions: expected life three years; expected dividend of zero; and risk free interest rate or 3.9%. Options awarded under the SOP vest over a

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period of four years and expire ten years from the date of grant. Such ten-year period is automatically extended under certain circumstances.
      The Company has applied the recognition provisions of APB 25 and related interpretations in accounting for its stock-based compensation plans. No compensation cost had been recognized for the stock option plan prior to its termination.
      The Company applied the recognition provisions of APB. 25 and related interpretations in accounting for its stock-based compensation plans. No compensation cost was recognized for the stock option plan during the year ended December 31, 2004. The Company’s net income as reported would have been reduced by $1.7 million, resulting in a pro forma, as if compensation cost had been determined consistent with the provisions of SFAS No. 123 for the year ended December 31, 2004 of $17.2 million.
      On January 31, 2005, in conjunction with the Acquisition, the Board of Directors of ARC Holdings and optionees under the SOP adopted an Option Modification Agreement (“OMA”). Under the terms of the OMA, immediately prior to the Acquisition, the SOP plan was terminated, and on June 24, 2005, a cash payment representing all outstanding options granted or ungranted, but authorized under the terms of the SOP, together with certain amounts due and anticipated under other long term compensation plans, was made in the amount of approximately $30.2 million and was recorded as compensation expense prior to the Acquisition.
      Starting in January 2006, certain employees will be covered under comparable Covanta long-term incentive plans, and the provisions of SFAS 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), will be followed at that time.

Covanta Stock Option Plans
      Covanta adopted the Covanta Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Covanta Holding Corporation Equity Award Plan for Directors (the “Directors Plan”), collectively (the “Award Plans”), effective with stockholder approval on October 5, 2004. On July 25, 2005, the Covanta Board of Directors approved and on September 19, 2005, Covanta’s stockholders approved the amendment to the Employees Plan to authorize the issuance of an additional 2,000,000 shares.

Award Plans
      The purpose of the Award Plans is to promote the interests of Covanta (including its subsidiaries and affiliates, such as the Company) and its stockholders by using equity interests in Covanta to attract, retain and motivate its management, non-employee directors and other eligible persons and to encourage and reward their contributions to Covanta’s performance and profitability. The Award Plans provide for awards to be made in the form of (a) incentive stock options, (b) non-qualified stock options, (c) shares of restricted stock, (d) stock appreciation rights, (e) performance awards, or (f) other stock-based awards which relate to or serve a similar function to the awards described above. Awards may be made on a stand alone, combination or tandem basis. The maximum aggregate number of shares of common stock of Covanta available for issuance is 6,000,000 under the Employees Plan and 400,000 under the Directors Plan.
      On July 7, 2005, the Compensation Committee of the Board of Directors, under the Employees Plan, awarded certain key employees 404,000 shares of restricted stock. The terms of the restricted stock awards include vesting provisions based on two financial performance factors (66%) and continued service over the passage of time (34%). The awards vest over approximately 31 months, with 134,636 shares (33.33%) vesting on February 28, 2006, 134,636 shares (33.33%) vesting on February 28, 2007 and the remaining 134,728 shares (33.34%) vesting on February 29, 2008.

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 19, 2005, in accordance with its existing program for annual director compensation, Covanta granted options to purchase an aggregate of 120,006 shares of common stock and 13,500 shares of restricted stock under the Directors Plan. The options have an exercise price of $12.90 per share and expire 10 years from the date of grant and vest upon the date of grant (but are not exercisable for six months following such date). Restrictions on the restricted stock shall lapse on a pro rata basis over three years commencing on the date of grant.
      On October 5, 2004 Covanta granted options to purchase an aggregate of 1,020,000 shares of common stock of Covanta and 641,010 shares of restricted stock under the Employees Plan. The options have an exercise price of $7.43 per share and expire 10 years from the date of grant and vest over three years commencing on February 28, 2006. Restrictions upon 50% of the restricted stock shall lapse on a pro rata basis over three years commencing on February 28, 2005 and the restrictions upon the remaining 50% of the restricted stock shall lapse over the same three year period based upon the satisfaction of performance-based metrics of operating cash flow or such other performance measures as may be determined by the Compensation Committee of the Board of Directors.
      On October 5, 2004 Covanta granted options to purchase an aggregate of 93,338 shares of common stock of Covanta and 15,500 shares of restricted stock under the Directors Plan. The options have an exercise price of $7.43 per share and expire 10 years from the date of grant and vest upon the date of grant. Restrictions on the restricted stock shall lapse on a pro rata basis over three years commencing on the date of grant. On December 5, 2004, Covanta granted an additional 11,111 stock options at an exercise price of $7.85 and an additional 1,250 share of restricted stock under the Directors Plans with similar term and vesting provisions.
      There have not been any grants of stock options or restricted stock to the employees of the Company as of December 31, 2005. Beginning in 2006, Covanta may allocate a portion of its stock-based compensation expense to the Company based on a predetermined formula. The amount allocated will not be material to the consolidated results of operations or cash flow of the Company. Any future stock-based compensation awards issued to the employees of the Company will be accounted for under SFAS 123R. See Note 1 — Organization and Summary of Significant Accounting Policies — Stock-Based Compensation and Note 2 — New Accounting Pronouncements of the Notes to the Consolidated Financial Statements.

Note 17.	Related Parties
      As a result of the Acquisition, Covanta and its subsidiaries became affiliates of the Company. At December 31, 2005, the Company had a payable to affiliate of $4.2 million, which related to certain costs paid on behalf of the Company by its affiliates. The affiliate balances are and will continue to be cash settled, and relate to services in the ordinary course of business.
      During 2005, an affiliate of Credit Suisse First Boston LLC (“CSFB”), one of the Company’s indirect owners prior to the Acquisition, was paid for certain transactions cost associated with the Acquisition by the Company’s parent, ARC Holdings. These fees were approximately $10 million in 2005.
      The Company was indirectly owned, prior to the Acquisition, by the DLJMB Funds and the AIG Highstar Funds. The DLJMB Funds are each managed by entities affiliated with Credit Suisse First Boston Private Equity, Inc., an affiliate of CSFB. Credit Suisse First Boston LLC (“CSFB LLC”) acted as the Company’s financial advisor and was the initial purchaser of the Senior Notes in 2003.
      The AIG Highstar Funds are each managed by AIG Global Investment Corp., an indirect subsidiary of American International Group, Inc. (“AIG”). Subsidiaries of AIG have issued existing insurance policies to the Company, for which the AIG insurance company subsidiaries receive customary annual premiums. The Insurance Company of Pennsylvania, an AIG subsidiary, has issued surety bonds on behalf

MSW ENERGY HOLDINGS II LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of several affiliates, for which the Insurance Company of Pennsylvania receives customary annual premiums. In addition, insurance company subsidiaries of AIG may in the future provide insurance and surety bonds to the Company. The Company paid approximately, $0.6 million and $2.5 million for such services for the period from January 1, through June 24, 2005 and for the year ended December 31, 2004, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of December 31, 2005. The Company’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      This item has been intentionally omitted as allowed under the General Instructions I(2)(c) on Form 10-K.

Item 11.	Executive Compensation
      This item has been intentionally omitted as allowed under the General Instructions I(2)(c) on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
      This item has been intentionally omitted as allowed under the General Instructions I(2)(c) on Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      This item has been intentionally omitted as allowed under the General Instructions I(2)(c) on Form 10-K.

Item 14.	Principal Accountant Fees and Services
      The following table sets forth the fees billed or expected to be billed by the independent accountants to the Company (in thousands of dollars).

	December 31, 2005	December 31, 2004

Fees Billed
Audit fees	$2,269	$627
Audit-related fees	16	70
Tax fees	15	73
All other fees	—	11

Total fees	$2,300	$781

      Audit Fees. This category includes the audit of the Company’s annual financial statements, review of financial statements included in its Quarterly Reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.
      Audit-Related Fees. This category consists of assurance and related services provided that are reasonably related to the performance of an audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” These services were primarily related to financial statement audits of employee benefit plans.
      Tax Fees. This category consists of professional services rendered for tax compliance, tax advice and tax planning. Tax compliance services are services rendered with respect to assistance with federal and state income tax returns. Tax consulting services are services rendered with respect to general tax advisory services.
      All Other Fees. This category consists of any other products or services provided not described above.
      The Covanta Audit Committee reviewed and approved in advance 100% of the audit and nonaudit services rendered by Ernst & Young LLP and PricewaterhouseCoopers LLP during fiscal years 2005 and 2004, and has considered and concluded that the provision of the nonaudit services was compatible with maintaining the independence of Ernst & Young LLP and PricewaterhouseCoopers LLP.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this report:

(1)	Consolidated Financial Statements of MSW Energy Holdings II LLC:

a.	Included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules of MSW Energy Holdings II LLC and MSW Energy Finance Co. II, Inc.:

a.	Schedules have been omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in Part II, Item 9 of this Report.
           (3) Exhibits

3.1*	Amended and Restated Certificate of Formation of MSW Finance II LLC.
3.2*	Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings II LLC, dated as of November 5, 2004, by MSW Intermediate Merger LLC, as the sole member.
3.3*	Certificate of Incorporation of MSW Energy Finance Co. II, Inc.
3.4*	Bylaws of MSW Energy Finance Co. II, Inc.
3.5*	Amended and Restated Certificate of Incorporation of UAE Ref-Fuel II Corp.
4.1*	Indenture dated November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Trustee.
4.2*	Supplemental Indenture dated December 12, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Wells Fargo Bank Minnesota, National Association as Trustee.
4.3*	Form of 7 3/8% Senior Secured Note Due 2010 (included in Exhibit 4.1).

4.4*		Registration Rights Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.
4.5*		Pledge and Security Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent.
4.6*		Pledge Supplement dated as of November 24, 2003 by UAE Ref-Fuel II Corp.
4.7*		Deposit Agreement, dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent.
4.8*		Purchase Agreement, dated as of November 7, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.
4.9***		Indenture dated as of May 1, 2003, by and between American Ref-Fuel Company LLC and Wachovia Bank, National Association, as Trustee and Securities intermediary.
4.10**	*	First Supplemental Indenture dated as of May 1, 2003, by and among American Ref-Fuel Company LLC and Wachovia Bank, National Association, as Trustee and Securities intermediary.
4.11**	*	Specimen copy of American Ref-Fuel Company LLC 6.26% Senior Notes due 2015.
10.1*		Second Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2004, by and between MSW Energy Holdings II LLC, UAE Ref-Fuel II Corp., MSW Hudson LLC and Duke Energy Erie LLC, as amended.
10.2*		Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/ UAE Ref-Fuel LLC) and Duke/ UAE Holdings LLC.
10.3*		Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/ UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.
12		Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1		15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings II LLC.
31.2		15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings II LLC.
31.3		15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co. II, Inc.
31.4		15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co. II, Inc.
32.1		Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings II LLC.
32.2		Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co. II, Inc.

*	Incorporated herein by reference to Registration Statement on Form S-4 (No. 333-112640) filed with the SEC on February 10, 2004.

**	Incorporated herein by reference to Exhibit 4.10 of Covanta Holdings Corporation’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-120755) filed with the SEC on December 19, 2005.

***	Incorporated herein by reference to Exhibits 4.12, 4.13 and 4.14, respectively, of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 14, 2006.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Holdings II LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSW ENERGY HOLDINGS II LLC

By:	/s/ Anthony J. Orlando

Anthony J. Orlando
Chief Executive Officer
Date: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2006

/s/ Craig D. Abolt Craig D. Abolt	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 14, 2006

/s/ Timothy J. Simpson Timothy J. Simpson	Director	March 14, 2006

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, MSW Energy Finance Co. II, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSW ENERGY FINANCE CO. II, INC.

By:	/s/ Anthony J. Orlando

Anthony J. Orlando
President and Chief Executive Officer
Date: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2006

/s/ Craig D. Abolt Craig D. Abolt	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 14, 2006

/s/ Timothy J. Simpson Timothy J. Simpson	Director	March 14, 2006

EXHIBIT INDEX

3.1	*	Amended and Restated Certificate of Formation of MSW Finance II LLC.
3.2	*	Amended and Restated Limited Liability Company Agreement of MSW Energy Holdings II LLC, dated as of November 5, 2004, by MSW Intermediate Merger LLC, as the sole member.
3.3	*	Certificate of Incorporation of MSW Energy Finance Co. II, Inc.
3.4	*	Bylaws of MSW Energy Finance Co. II, Inc.
3.5	*	Amended and Restated Certificate of Incorporation of UAE Ref-Fuel II Corp.
4.1	*	Indenture dated November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Trustee.
4.2	*	Supplemental Indenture dated December 12, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Wells Fargo Bank Minnesota, National Association as Trustee.
4.3	*	Form of 7 3/8% Senior Secured Note Due 2010 (included in Exhibit 4.1).
4.4	*	Registration Rights Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.
4.5	*	Pledge and Security Agreement dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent.
4.6	*	Pledge Supplement dated as of November 24, 2003 by UAE Ref-Fuel II Corp.
4.7	*	Deposit Agreement, dated as of November 24, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association as Collateral Agent and Depositary Agent.
4.8	*	Purchase Agreement, dated as of November 7, 2003, by and among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc., UAE Ref-Fuel II Corp. and Credit Suisse First Boston LLC.
4.9	***	Indenture dated as of May 1, 2003, by and between American Ref-Fuel Company LLC and Wachovia Bank, National Association, as Trustee and Securities intermediary.
4.1	0***	First Supplemental Indenture dated as of May 1, 2003, by and among American Ref-Fuel Company LLC and Wachovia Bank, National Association, as Trustee and Securities intermediary.
4.1	1***	Specimen copy of American Ref-Fuel Company LLC 6.26% Senior Notes due 2015.
10.1	*	Second Amended and Restated Limited Liability Company Agreement of Ref-Fuel Holdings LLC, dated as of April 30, 2004, by and between MSW Energy Holdings II LLC, UAE Ref-Fuel II Corp., MSW Hudson LLC and Duke Energy Erie LLC, as amended.
10.2	*	Equity Contribution Agreement, dated as of April 30, 2001, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/ UAE Ref-Fuel LLC) and Duke/ UAE Holdings LLC.
10.3	*	Substitution, Assumption, Amendment and Release Agreement, dated as of June 30, 2003, by and among Duke Capital Corporation, United American Energy Corp., Ref-Fuel Holdings LLC (formerly known as Duke/ UAE Ref-Fuel LLC), American Ref-Fuel Company LLC, and MSW Energy Holdings LLC.
12		Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1		15d-14(a) Certification of Anthony J. Orlando for MSW Energy Holdings II LLC.
31.2		15d-14(a) Certification of Craig D. Abolt for MSW Energy Holdings II LLC.
31.3		15d-14(a) Certification of Anthony J. Orlando for MSW Energy Finance Co. II, Inc.

31.4	15d-14(a) Certification of Craig D. Abolt for MSW Energy Finance Co. II, Inc.
32.1	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Holdings II LLC.
32.2	Section 1350 Certification of Anthony J. Orlando and Craig D. Abolt for MSW Energy Finance Co. II, Inc.

*	Incorporated herein by reference to Registration Statement on Form S-4 (No. 333-112640) filed with the SEC on February 10, 2004.

**	Incorporated herein by reference to Exhibit 4.10 of Covanta Holdings Corporation’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-120755) filed with the SEC on December 19, 2005.

***	Incorporated herein by reference to Exhibits 4.12, 4.13 and 4.14, respectively, of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 14, 2006.